Form 10-Q
period 1995-03-31
SOUTHERN BANK GROUP INC
filed 1995-05-15
CIK 811098

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934


 For the quarter ended                                       Commission File No.
    March 31, 1995                                                 33-14902

                          SOUTHERN BANK GROUP, INC.
                          (Exact name of Registrant)

     Georgia                                                     58-1723394
(State or other                                              (I.R.S. Employer
 jurisdiction of                                             identification No.)
 incorporation or
 organization)

11180 Alpharetta Highway
Roswell, Georgia                                                    30076
(Address of principal                                             (Zip Code)
 executive offices)

Registrant's Telephone number
including area code:  404-475-9999

         Indicate by checkmark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filings for the past 90 days.


        YES________                                        NO________


         Indicate the number of shares of outstanding or each of the issuer's class of common stock, as of March 31, 1995.

             Common Stock                               1,838,601

                          SOUTHERN BANK GROUP, INC.
                         Quarterly Report on Form 10Q
                     For the Quarter Ended March 31, 1995



Part I - FINANCIAL INFORMATION

ITEM                                                        PAGE
- ----                                                        ----
1.       FINANCIAL STATEMENTS                               (1)

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION       (5)


Part II - OTHER INFORMATION

ITEM                                                        PAGE
- ----                                                        ----

3.   EXHIBITS AND REPORTS ON FOR 8-K                        (15)

4.   SIGNATURE                                              (16)


SOUTHERN BANK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

- ---------------------------------------------------------------------------------------------------
                                                                            March 31,  December 31,
                                                                            ---------  ------------
                                                                              1995        1994
                                                                            ---------  ------------
ASSETS
   Cash and due from banks................................................  $  3,601    $  3,983
   Federal funds .........................................................     5,340       5,540
   Investment securities held to maturity, at cost (market value of
        $7,394 and $7,771 respectively)...................................     7,508       8,017
    Investment securities available for sale, at market...................    12,761      10,784
    Federal Home Loan Bank Stock, at cost.................................       314         314
    Loans, less allowance for loan losses of
       $1,031 and $1,028, respectively....................................    66,172      69,627
    Premises and equipment, net...........................................     4,146       4,247
    Other real estate.....................................................       412         414
    Accrued interest receivable and other assets..........................     1,469       1,448
                                                                            --------    --------
                  Total assets............................................  $101,723    $104,374
                                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
        Demand............................................................  $ 14,275    $ 15,461
        NOW accounts .....................................................    13,074      12,268
        Money market accounts.............................................    14,798      16,890
        Savings accounts..................................................     3,938       4,674
        Time, $100,000 and over...........................................     8,329      10,743
        Other time........................................................    32,320      29,969
    Total deposits........................................................    86,734      90,005

    Accrued interest payable and other liabilities........................       638         474
                                                                            --------    --------
                  Total liabilities.......................................    87,372      90,479
                                                                            ========    ========

    Shareholders' equity :
    Common stock, $1 par value; 10,000,000 shares authorized;
       1,838,601 shares issued and outstanding............................     1,839       1,839
    Paid-in capital.......................................................    12,890      12,890
    Accumulated deficit...................................................      (216)       (525)
    Unrealized holding (loss)gain on investment securities available
         for sale, net of income tax effect...............................      (162)       (309)
                                                                            --------    --------
         Total shareholders...............................................    14,351      13,895
                                                                            --------    --------
         Total liabilities and shareholders' equity.......................  $101,723    $104,374
                                                                            ========    ========

    The accompanying notes are an integral part of these consolidated balance sheets.





                                      (1)

SOUTHERN BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

- -----------------------------------------------------------------------------------------
                                                    For the three months ended March 31,
                                                    -------------------------------------
Interest income:                                              1995          1994
                                                           ---------     ---------
    Interest and fees on loans..........................   $   1,765     $   1,511
    Federal funds sold .................................          58            20
    Investment securities held to maturity..............         101           105
    Investment securities available for sale............         195           126
                                                           ---------     ---------
           Total interest income........................       2,119         1,762
Interest expense .......................................         896           766
                                                           ---------     ---------
Net interest income.....................................       1,223           996
Provision for loan losses ..............................           -             5
                                                           ---------     ---------
Net interest income after provision for loan losses.....       1,223           991
                                                           ---------     ---------
Non-interest income:
    Service charges on deposit accounts.................         115           130
    Credit card processing fees.........................          59            47
    Losses on sales of investment securities............           -            (9)
    Gains on sales of loan participations...............           -            15
    Mortgage brokerage fees.............................           5             8
    Other income........................................          18            21
                                                           ---------     ---------
           Total non-interest income....................         197           212
                                                           ---------     ---------

Non-interest expense:
    Salaries and other personnel .......................         408           478
    Occupancy ..........................................         187           212
    Postage and freight.................................          29            30
    Office supplies,printing and stationery.............          15            21
    Data processing.....................................          44            43
    Professional services...............................          64            59
    Insurance and taxes.................................          79            81
    Other real estate ..................................          (6)            3
    Credit Card Processing..............................          46            36
    Other operating ....................................          86            78
                                                           ---------     ---------
            Total non-interest expense..................         952         1,041
                                                           ---------     ---------
Income before income tax benefit........................         468           162
Income tax provision ...................................        (159)          (55)
                                                           ---------     ---------
Net income .............................................   $     309     $     107
                                                           =========     =========
Net income per share....................................   $    0.17     $    0.06
                                                           =========     =========
Weighted average common shares
    outstanding.........................................   1,838,601     1,838,601
                                                           =========     =========

The accompanying notes are an integral part of these consolidated financial statements.




                                      (2)

SOUTHERN BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

- -----------------------------------------------------------------------------------------
                                                                   For the three months
                                                                   period ended March 31,
                                                                    1995            1994
                                                                  -------         -------
Net cash provided by operating activities                         $   440         $   409

Cash flows from investing activities:
    Purchase of investment securities held to maturity                  -          (2,017)
    Purchase of investment securities available for sale           (1,893)             (6)
    Proceeds from maturities and prepayments of
        investment securities held to maturity                        504               -
    Proceeds from maturities and prepayments of
        investment securities available for sale                      148             427
    Net decrease(increase) in loans                                 3,490          (1,271)
    Proceeds from sales of other real estate                            2              27
    Capital expenditures                                               (2)           (163)
                                                                  -------         -------
        Net cash provided by (used in) investing activities         2,249          (3,003)
                                                                  -------         -------

Cash flows from financing activities:
    Net (decrease) increase in deposits                            (3,271)            761
                                                                  -------         -------
        Net cash (used in) provided by financing activities        (3,271)            761
                                                                  -------         -------

Net decrease in cash and cash equivalents                            (582)         (1,833)

Cash and cash equivalents at the beginning of the period            9,523          11,018
                                                                  -------         -------

Cash and cash equivalents at the end of the period                $ 8,941         $ 9,185
                                                                  =======         =======

Supplelmental disclosure of cash flow information:
    Cash paid during the period:

        Income taxes                                              $     -         $     -
                                                                  =======         =======

        Interest                                                  $   895         $   842
                                                                  =======         =======

Supplemental disclosure of non-cash investing and financing activities

Transfer of loans to other real estate                            $     -         $     -
                                                                  =======         =======

Loan financing of sales of other real estate                      $     -         $    33
                                                                  =======         =======

The accompanying notes are an integral part of these financial statements.



                                      (3)

                           SOUTHERN BANK GROUP, INC.
                  Notes to Consolidated Financial Statements
                            March 31, 1995 and 1994
                                  (Unaudited)


1.  Summary of Significant Accounting Policies:

         The Company's accounting and reporting policies conform to generally accepted accounting principles. The consolidated financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary to a fair presentation of the Company's consolidated financial operations for the three month period ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature.

         Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans by measured on the present value of expected future cash flows discounted at loan's effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. The impact of adopting SFAS 114 was not material.

         These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's annual report to shareholders for the fiscal year ended December 31, 1994.


                                      (4)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                            (DOLLARS IN THOUSANDS)

         Southern Bank Group, Inc. (the "Company"), is a bank holding company which owns all the capital stock of Northside Bank and Trust Company (the "Bank") and Southern Mortgage Group, Inc. (the "Mortgage Company"), which has been inactive since October 22, 1991. The Bank is engaged in the general commercial banking business in North Fulton County and the contiguous area. In addition to the Bank's main office, the Bank has three branches, including one branch located in a supermarket.

         The following discussion and analysis sets forth the major factors which affected the Company's results of operations and financial condition as reflected in the unaudited financial statements for the three months ended March 31, 1995 and 1994.


OVERVIEW

         The Company reported net income of $309 and $107 for the quarter ended March 31, 1995 and 1994, respectively. In general the improvement in the Company's net income can be attributed to (1) an improving net interest margin and (2) a reduction in non-interest expense.

         Net interest income before a provision for loan losses for the first three months of 1995 was up $227 or 23% from the same period in 1994. The improvement relates to a rising interest rate environment which positively impacted the Company's net interest margin on earning assets. (For further discussion see the NET INTEREST INCOME section) While non-interest income for the first quarter of 1995 remained relatively flat compared to same period in 1994, non-interest expense declined $89 or 9%. (For further discussion see the NON-INTEREST EXPENSE section)

         Return on average equity was 8.93% for the period ended March 31, 1995 compared to 3.19% for the same period in 1994. Return on average assets was 1.21% and .42% for the three months ended March 31, 1995 and 1994, respectively.





                                      (5)

PROPOSED SALE OF COMPANY

         On December 15, 1994, the Company signed a letter of intent to exchange all of the outstanding shares of Southern Bank Group, Inc. for .5275665 of SouthTrust Corporation ("SouthTrust") common stock. SouthTrust is a multibank holding company headquartered in Birmingham, Alabama.

         Under the terms of a Definitive Merger Agreement executed on March 17, 1995, the exchange ratio may be adjusted by SouthTrust based upon a defined formula if SouthTrust stock is trading below $16 per share at the effective date of the combination.

         The transaction requires approvals by the applicable regulatory authorities and the Southern Bank Group shareholders. The sale is anticipated to close during the second quarter of 1995.

         Expenses associated with this transaction are being expensed as incurred and are included in professional service expense in the Consolidated Statement of Income.


INTEREST INCOME

         Net interest income of $1,223 during the first quarter of 1995 resulted in a net interest margin of 5.24% on average earning assets of $94,685. This compares to a net interest margin of 4.33% on average earning assets of $93,360 generating net interest income of $996 for the same period in 1994. The 91 basis point increase in the net interest margin is attributable to an increase in the prime lending rate charged to the Bank's loan customers which averaged 8.72% during the first quarter of 1995 compared to 6.02% during the same period in 1994.

         Average earning assets increased $1,325 from $93,360 for the three months ending March 31, 1994 to $94,685 for the same period in 1995 due to an $1,492 increase in federal funds sold and a $2,114 increase in investment securities. These increases were offset by a $2,281 decrease in the Bank's loan portfolio which averaged $70,292 for the three months ending March 31, 1995 compared to $72,573 for the same period in 1994.

         In addition to an increase in earning assets, the Company's net interest margin also benefited from rising interest rates as a large percentage (approximately 60%) of the Bank's loan portfolio is indexed to the Bank's prime lending rate. Accordingly, the increasing prime rate resulted in a 174 basis point increase in the yield on total loans for the first three months of 1995 compared to the same period in 1994. The yield on federal funds sold also increased (265 basis points) for this period as federal fund rates are also sensitive to prime rate increases.

         Average interest-bearing deposits increased $143 from $74,104 for the quarter ended March 31, 1994 to $74,247 for the same period in 1995. The cost of interest-bearing deposits increased 71 basis points due to the rising interest rate environment discussed above. Average non-interest bearing deposits for the quarter ended March 31, 1995 were $14,320 and represented 16% of the Bank's average total deposits for the quarter.


                                      (6)

                          AVERAGE YIELD/RATE ANALYSIS


                                               For the three months ended     For the three months ended
                                                     March 31, 1995                 March 31, 1994
                                              -----------------------------  ---------------------------
                                              Interest   Average    Average  Interest   Average    Average
                                               Earned/   Amount     Yield/    Earned/   Amount     Yield/
                                                Paid   Outstanding  Rate       Paid   Outstanding  Rate
                                              -------- -----------  -------  -------- -----------  -------
Earning assets:
  Federal funds sold .........................  $   58   $ 3,994     5.89%   $   20    $ 2,502      3.24%
  Investment securities held to maturity.....      101     7,680     5.33       105      7,990      5.33
  Investment securities available
    for sale..................................     195    12,719     6.22       126     10,295      4.96
  Loans ......................................   1,765    70,292    10.18     1,511     72,573      8.44
                                                ------   -------    -----    ------    -------      ----
  Total earnings assets.......................   2,119    94,685     9.08     1,762     93,360      7.65
                                                ------   -------    -----    ------    -------      ----

Interest-bearing deposits:
  Interest checking...........................      70    12,562     2.26        61     11,106      2.23
  Money market deposit accounts..........          145    15,437     3.81       114     18,364      2.52
  Savings.....................................      31     4,132     3.04        31      4,290      2.93
  Time deposits...............................     650    42,116     6.26       560     40,344      5.63
                                                ------   -------    -----    ------    -------      ----
      Total interest-bearing
        deposits and liabilities..............     896    74,247     4.89       766     74,104      4.19
                                                ------   -------    -----    ------    -------      ----

Net earning assets............................           $20,438                       $19,256
                                                         =======                       =======
Net interest margin...........................  $1,223                       $  996
                                                ======                       ======
Interest spread...............................                       4.18%                          3.46%
                                                                     ====                           ====
Net interest margin on earning
  assets......................................                       5.24%                          4.33%
                                                                     ====                           ====

     In computing yields on earning assets loan fees of $88 and $96 for the three months ended March 31, 1995 and 1994, respectively, are included in interest income.





                                      (7)

PROVISION FOR LOAN LOSSES

         The Company did not make a provision for loan losses during the first quarter of 1995 as the Bank reflected net recoveries of $3 and there was a
$3,455 decrease in the size of the loan portfolio.   The Company did make a
provision for loan losses of $5 for the quarter ended March 31, 1994 as the Bank experienced an increase in the credit card portfolio. See further discussion in the ASSET QUALITY section. The allowance for loan losses as a percentage of total loans was 1.55% and 1.42% at March 31, 1995 and 1994, respectively.


NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on deposit accounts, gains on investment securities transactions, credit card fees and other miscellaneous income.

         Non-interest income was $197 and $212 for the first quarter of 1995 and 1994, respectively. Although non-interest income remained relatively flat, fees from the credit card program did increase $12 or 26% from $47 reported for the first quarter of 1994. The Bank became a direct issuer of MasterCard/Visa(R) credit cards during the third quarter of 1993. Becoming a direct card issuer has allowed the Bank to earn interest income on the credit card balances, fees associated with the cardholder services and fees from the credit card merchant program. As this program grows, fees are expected to rise.

         There were no gains on sales of loan participations during the first quarter of 1995 but the Bank did report gains of $15 for the same period in 1994. During the past three years, the Company had curtailed its efforts to originate SBA-guaranteed loans in order to focus attention on improving asset quality. With the improvement in asset quality over the past two years, the Company has begun underwriting SBA-guaranteed loans and selling the guaranteed portion in the secondary market.

         Service and other charges on deposit accounts were down $15 or 12% from 1994. Most of the decrease relates to a reduction in non-sufficient funds charges as customers are encouraged to avoid overdraft conditions and to take advantage of overdraft protection transfer and credit arrangements.


NON-INTEREST EXPENSE

         Non-interest expenses were $952 and $1,041 for the quarter ended March 31, 1995 and 1994, respectively. Most of the $89 decrease can be attributed to a reduction in salary and other personnel expense.

         Salary expense for the quarter ended March 31, 1995 was $408 compared to salary expense of $478 for the same period in 1994. The $70 decrease can be attributed to a reduction in full-time equivalent employees ("FTE"). At March 31, 1994, the Company had 64 FTE employees compared to 56 at March 31, 1995. Some of the reduction (2) can be attributed to a revision in the Company's management structure with remainder attributed to staff vacancies created by normal attrition. Management has elected not replace certain positions in anticipation of the proposed sale of the Company. See PROPOSED SALE OF COMPANY section.


                                      (8)

         Occupancy expense for first quarter of 1995 was $187, a $25 decrease from the same period in 1994. During 1993, the Bank purchased a stand alone branch facility with the intent of relocating one of the supermarket locations. In connection with relocating this branch, leasehold amortization expense was increased during the first quarter of 1994 to reduce the carrying value of the leasehold improvement in the supermarket branch to zero at the time of the branch relocation on March 1, 1994. There was no leasehold amortization for the grocery store branch in 1995 as it was officially closed on March 31, 1994.





                                      (9)

ASSET QUALITY

         The Bank maintains an allowance for loan losses at a level sufficient to absorb potential losses in the loan portfolio. The level of the allowance is based on internally-generated credit quality ratings and regular reviews of specific criticized assets. In addition to considering internal and industry data, management considers the general economic conditions in the Bank's market area that might impact the future collectibility of loans or the underlying collateral. Additionally, the credit risks associated with off-balance sheet items is regularly analyzed by reviewing loan commitments and letters of credit.

         The credit quality rating system is administered by senior management of the Bank. An independent loan review function also performs a systematic, periodic review of the credit quality ratings assigned by management. Each loan originated is assigned a quality rating based on the financial strength and debt service capacity of the loan customer, current appraisals and other estimates of collateral value. Additionally, loans with quality ratings of watch to loss are required to have monthly documented updates describing the financial condition of the borrower, a review of collateral values, a review of the ongoing performance of the loan and any industry/economic factors that may impact the ultimate collectibility of a loan.

         The loan review function periodically reviews a sample of loans in the portfolio to ensure that there is adequate documentation on the borrower's current financial condition, that the present credit quality rating can be substantiated and to document the results of these reviews for the Bank's Audit
Committee.   This review is accomplished through regular reviews of credit memos, loan reports, collateral reports and participation by the Loan Review Officer in all Loan Committees.

         Finally, all credit quality rating changes must be approved by senior management and the loan review area. This system of internal controls around the credit quality rating system is an integral part of management's evaluation of the adequacy of the Bank's allowance for loan losses.

         The Bank computes the level of allowances required to provide for potential losses inherent in the loan portfolio by incorporating these credit quality ratings. The formula requires a percentage of 5%, 15%, 50% and 100% for loans rated watch, substandard, doubtful and loss, respectively. The remainder of the portfolio is provided for by using varying percentages based on the particular type of loans in each category. Industry standards have been used in conjunction with the Bank's historical loan loss experience as past credit underwriting weaknesses have skewed the Bank's historical loan loss experience.

         In addition to the formula computation of the loan loss reserve, senior management performs a quarterly specific review of all loans with a credit quality rating of watch to loss. This review is intended to quantify the greatest potential loss associated with each loan in relation to the financial condition of the loan customer and the value of the underlying collateral. These specific loses are factored into the loan loss computation to determine the adequacy of the allowance. Both of these computations are then reviewed by the Loan Review Officer to either modify or approve the conclusion reached on the adequacy of the allowance for loan losses.



                                     (10)

         There was no provision made during the first quarter of 1995 and management has concluded through the actions described above that the level of the allowance is adequate to meet any specific or unforeseen loan losses that may occur. Bank management is committed to the maintenance of an adequate allowance.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                  MARCH 31,                 March 31,
                                                    1995                      1994
                                                  ---------                 ---------
Balance losses at beginning of year.............   $1,028                    $1,016
Charge-offs:
   Commercial, financial and agricultural.......       73                         3
   Real estate-construction and land
      development...............................        -                         -
   Real estate - mortgage.......................       17                        27
   Installment loans to individuals.............       31                         4
                                                   ------                    ------
                                                      121                        35

Recoveries:
   Commercial, financial and agricultural              99                        22
   Real estate - construction and land
      development..............................         -                         -
   Real estate - mortgage.......................       23                         -
   Installment loans to individuals.............        2                        23
                                                   ------                    ------
                                                      124                        45

Net recoveries .................................        3                        10
                                                   ------                    ------

Additions charged to operations.................        -                         -
                                                   ------                    ------

Balance at end of year..........................   $1,031                    $1,031
                                                   ======                    ======

Ratio of net recoveries to average loans
   outstanding during the period................     .004%                      .14%
                                                   ======                    ======

Ratio of allowance for loans losses to loans
   at end of period.............................     1.53%                     1.42%
                                                   ======                    ======


         Net recoveries of $3 were credited to the allowance during the first quarter of 1995 versus net recoveries of $10 for the same period in 1994.

An analysis of non-accrual loans:

                                                    March 31,               December 31,
                                                       1995     %               1994       %
                                                    ---------  ---          ------------  ---
Commercial, financial and
   agricultural........................               $516      77%             $278       48%
Real Estate - construction and
  land development.....................                  -       -                 -        -
Real estate - mortgage.................                132      20               326       40
Installment and other consumer.........                 19       3                45       12
                                                      ----     ---              ----      ---
         Total...........................             $667     100%             $649      100%
                                                      ====     ===              ====      ===


                                     (11)

         Non-performing assets consist of non-accrual loans and other real estate owned. Loans are classified as non-accrual generally when a loan becomes 90 days past due, or when it appears that future collection of interest in accordance with the contractual terms is doubtful. Management has adopted a conservative position with regard to placing a loan on non-accrual status and does not necessarily wait until the interest is 90 days past due to make this decision. Loans are not returned to an accruing status until management is satisfied that the likelihood of future debt service capacity is proven. Furthermore, a loan must be current with regard to interest and principal payments and should have shown sustained performance with regard to principal and interest payments for a period of not less than six months.

         The allowance for loans losses as a percentage of non-accrual loans was 155% at March 31, 1995 versus 158% at December 31, 1994.

         The table below shows the trend in non-performing, past due and restructured loans of the Bank. As of March 31, 1995, the level of these assets increased $18 from the total reported at December 31, 1994. The slight increase can be attributed to a specific credit being converted to the
non-accrual category.   After analyzing the borrower's financial condition, it
became apparent that the existing cash flow was not adequate to support the repayment of a revolving line so the loan was placed into a non-accrual status. After analyzing the underlying collateral and the history of the borrower, the ultimate collectibility of the debt is not in doubt.


NON-PERFORMING, PAST DUE AND RESTRUCTURED LOANS


                                                         March 31,                    December 31,
                                                         ---------    -----------------------------------------
                                                            1995       1994       1993         1992       1991
                                                         ---------    -----------------------------------------
Non-accrual loans......................................    $ 667      $  649      $  455      $1,512     $4,293
Other real estate......................................      412         414       1,188       2,041      3,943
                                                           -----      ------      ------      ------     ------
Total non-performing...................................    1,079       1,063       1,643       3,553      8,236
Accruing potential problem loans
         (90 days past due)............................        2           -                                186
Potential problem loans
         (current).....................................        -           -                     400
Restructured loans.....................................        -           -         652
                                                          ------      -----------------------------------------
Non-performing assets plus
     potential problem loans and
     restructured loans................................   $1,081      $1,063      $2,295      $3,953     $8,422
                                                          ======      ======      ======      ======     ======


                                     (12)

         At March 31, 1995, other real estate owned remained relatively unchanged with a decline of only $2 from the balance at December 31, 1994. Other real estate at March 31, 1995 consists primarily of an undeveloped commercial lot and a commercial auto service facility. These assets are recorded at fair value, net of estimated selling costs.


LIQUIDITY

         The Company's primary sources of funds are increases in deposits, loan repayments, maturities of investment securities and cash provided by operating activities. Liquidity refers to the ability of the Company to meet its cash flow requirements and fund its commitments. The Company actively manages the levels, types and maturities of earning assets in relation to the sources available to fund current and future needs to ensure that adequate funding will be available at all times. The Federal Deposit Insurance Corporation (the "FDIC") suggests that banks maintain a minimum liquidity ratio of not less than 25% which is defined as net deposits and short term assets divided by net cash, short term investments and marketable assets. As of March 31, 1995, the Bank's liquidity ratio was 31.30%.

         At March 31, 1995, U.S. Treasury, municipal and U.S. Government Corporation and Agency securities with a book value of $ 16,226 are scheduled to mature within the next five years. Of this amount, securities totalling $2,989 are scheduled to mature within one year. These investments, along with federal funds sold of $5,340 as of March 31, 1995, will provide a ready source of funds liquidity. Management believes the Company's present liquidity position is adequate to meet future commitments. While Management knows of no demands, commitments or events that will result in, or that are likely to result in, the Company's liquidity increasing or decreasing dramatically, federal fund lines of $3,000 are maintained with several major correspondent banks. In addition, the Bank became a member of the Federal Home Loan Bank of Atlanta (the "FHLB") on August 27, 1993. Membership in the FHLB will enable the Bank to use the FHLB funding programs to fund up to $3,000 on a matching basis residential mortgage programs which may be originated and held by the Bank. These funds, combined with additional funds available through repurchase agreements and public funds, should provide for sufficient flexibility should contingencies arise. Management anticipate increased competition for depositors funds and expects to continue to explore alternative sources of liquidity and funding.

         At March 31, 1995, the Company had aggregate unrealized gains and losses on investment securities held to maturity of approximately $27 and $141, respectively. The Company has the ability to hold these investment securities to maturity and intends to hold these securities through the foreseeable future.

         At March 31, 1995, $12,761 of the Company's investment securities were classified as available for sale. These securities are made up of U.S. Treasuries, U.S. Government Corporations and Agencies and mortgage-backed securities. An unrealized holding loss on investment securities available for sale of $162 net of related tax effects is included as a separate component of stockholders' equity.

         At March 31, 1995, the Company had aggregate unrealized gains and losses on investment securities available for sale of approximately $12 and $258, respectively. The Company had no sales of investment securities during the first quarter of 1995.



                                     (13)

CAPITAL RESOURCES

         At March 31, 1995, consolidated shareholders' equity was $14,351 compared with $13,895 at December 31, 1994. Average shareholders' equity as a percentage of average assets was 14% for the quarter ended March 31, 1995 versus 13% for the year ended December 31, 1994. Management believes present capital levels are adequate to support the Bank's operating activities.

         The Company and the Bank are subject to capital requirements of the Georgia Department of Banking and Finance and the FDIC. The FDIC has established minimum capital ratios ("leverage ratio") of tier one capital (as defined) to total average assets of 4.00%. At March 31, 1995, the Bank's leverage ratio was 11.21%.

         The FDIC and Federal Reserve Bank (the"FRB") have adopted final risk-based capital guidelines for banks and bank holding companies. Under these guidelines as of December 31, 1992, the Company and the Bank are expected to meet a minimum ratio of total capital to risk-weighted assets of 8.00% (of which at least 4.00% must consist of Tier 1 Capital, as defined).

         The following table sets forth information with respect to the Company's capital ratios at March 31, 1995 when compared with existing leverage and risk-based ratios.




                                                          MARCH 31, 1995
                                                       -------------------
                                                       COMPANY
                                                        AMOUNT      RATIO
                                                       -------------------
      RISK BASED CAPITAL RATIOS:
            Tier 1 Capital                             $14,208      18.86%
            Tier 1 Capital, Minimum Requirement          3,013       4.00%
                                                       -------------------
              Excess                                   $11,195      14.86%
                                                       ===================


           Total Capital                               $15,151      20.11%
           Total Capital, Minimum Requirement            6,027       8.00%
                                                       -------------------
              Excess                                   $ 9,124      12.11%
                                                       ===================

(1) For purposes of computing capital ratios, $305 of the Bank's deferred tax asset was not included in Tier 1 or Tier 2 capital as a majority of the balance is not expected to be realized as a reduction of income taxes otherwise payable within the next twelve months.

(2) For purposes of computing capital ratios, the unrealized losses on investments securities available for sale were not included in Tier 1 or Tier 2 capital in compliance with the guidelines set forth by the Bank's primary regulator for the treatment of this item.


                                     (14)

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         While the Company and its subsidiaries are from time to time parties to various legal proceedings arising in the ordinary course of business, management believes after consultation with legal counsel that there are no proceedings threatened or pending against the Registrant or its subsidiaries that will, individually or in the aggregate, have a material adverse effect on the business or consolidated financial condition of the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

         (a) No exhibits are required to be filed Item 601, Regulation S-K





                                     (15)

         Pursuant to the requirements of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



DATE  May 15, 1995                                 /s/  Dana F. Ponder
    ----------------------------                   ------------------------
                                                   Dana F. Ponder
                                                   Principal Accounting Officer
                                                   (Duly Authorized Officer)


DATE  May 15, 1995                                 /s/  Dana F. Ponder
    ----------------------------                   ------------------------
                                                   Dana F. Ponder
                                                   Principal Accounting Officer





                                     (16)