Form 10-K/A
period 1994-12-31
SOUTHERN BANK GROUP INC
filed 1995-06-08
CIK 811098

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended                               Commission File No.
December 31, 1994                                       33-14902

                           SOUTHERN BANK GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Georgia                                   58-1723394
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)

11180 Alpharetta Highway
Roswell, Georgia                                          30076
(Address of principal                                   (Zip code)
 executive offices)

      Registrant's telephone number, including area code: (404) 475-2265

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X                        NO
                     ---------                       ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 29, 1995, 1,838,601 shares of $1.00 par value Common Stock of Southern Bank Group, Inc. ("Common Stock") were issued and outstanding and the aggregate market value of the shares of $1.00 par value Common Stock held by non-affiliates was approximately $19,763,430.

=====================================================================================================
      NAME, ADDRESS                     POSITION WITH SOUTHERN
      AND YEAR FIRST                    BANK GROUP AND                                   COMMON STOCK
        ELECTED A                       PRINCIPAL OCCUPATION                             BENEFICIALLY
         DIRECTOR            AGE        DURING THE PAST FIVE YEARS                       OWNED(1)
- -----------------------------------------------------------------------------------------------------
Trummie L. Patrick, Jr.      50         Mr. Patrick served as Chairman of the Board       44,564(6)
545 Coleman Drive                       of Directors of Southern Bank Group from            2.42%
Roswell, GA 30075                       September 15, 1991 to May 5, 1994. From
(1987)                                  September 15, 1991 to April 28, 1992, he
                                        served as the acting President of Southern
                                        Bank Group. Since 1973, Mr. Patrick has been
                                        employed as an insurance agent for State
                                        Farm Insurance. Mr. Patrick also serves as a
                                        director of Northside Bank and serves as its
                                        Chairman. Mr. Patrick served as the
                                        Treasurer and Secretary of Southern Bank
                                        Group from its organization until December
                                        31, 1988.

John H. Isakson              50         Mr. Isakson is President of Northside             33,447(7)
5074 Hampton Farms Drive                Realty, one of the largest residential              1.82%
Marietta, Georgia 30068                 brokerage companies in the Southeast,
(1994)                                  operating 23 offices in metro Atlanta. He
                                        also serves as a member of the Advisory
                                        Board of Trust Company Bank and is a member
                                        of the Georgia State Senate, representing
                                        Cobb County. He is a member of the Board of
                                        Directors of Southern Bank Group, Inc.
=====================================================================================================

         Notes to Table

(1) The information shown above is based upon information forwarded to Southern Bank Group by the named persons. For purposes of this table, the term "beneficial ownership" is used as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Act"). Under applicable SEC rules the number of outstanding shares of $1.00 par value common stock used in the computation of the "Percent of Class" includes warrants and currently exercisable incentive stock options owned by the shareholder.

(2)      Includes 1,625 shares held as Trustee for Aderco, Inc. Profit Sharing
Plan.

(3) Includes 27,284 shares held by Philip Allgood as trustee for Allgood & Associates Profit Sharing Plan, 2,800 shares in an Individual Retirement Account for Mr. Allgood's benefit, 12,500 shares held as custodian for Pierce Allgood, 125 shares held as custodian for Bob Simmons, 125 shares held as custodian for Carl Worthy and 3,250 shares held for Allgood and Sawyer. Mr. Allgood disclaims beneficial ownership for the shares held by him as custodian for Pierce Allgood, Carl Worthy and Bob Simmons.

(4) Includes 3,550 shares held for Mr. Baggett's benefit in Habif, Arogeti & Wynne, P.C. Retirement Plan.

(5)      Includes 12,500 shares held as joint tenant with his wife.

(6) Includes 500 shares held as custodian for Amanda C. Patrick, 1,250 shares held as custodian for Estella T. Patrick, 5,250 shares held as custodian for Sylvia R. Patrick, 2,500 shares held as custodian for Sydney E. Patrick, 2,500 shares held as custodian for Trummie L. Patrick, III, 1,000 shares held in an Individual Retirement Account for Sylvia R. Patrick, 1,875 shares held as Trustee of the Trummie L. Patrick Insurance Agency, Inc. Employee Plan, and 2,500 shares held for Mr. Patrick's benefit in an IRA by A.
G. Edwards & Sons, Inc. Mr. Patrick disclaims beneficial ownership of all shares held by him as custodian and the shares held in the IRA for Sylvia R. Patrick.

(7) Includes 2,336 shares held as custodian for Julie Gay Isakson, 1,074 shares held for Diane Davison Isakson, 1,961 shares held for Kevin Warner Isakson, 1,961 shares held for John Andrew Isakson, 375 shares held as custodian for John Andrew Isakson, 375 shares held as custodian for Kevin Warner Isakson, and 2,666 shares for John H. and Diane Davison Isakson.

(8) Includes 2,500 shares owned by Seals & Associates, Inc. a corporation which is owned by Mr. Seals and of which he serves as President.

NOTE 6 - PREMISES AND EQUIPMENT
At December 31, 1994 and 1993, premises and equipment balances are as follows:


                                              Asset Lives
                              1994       1993  (in years)
=========================================================
Land . . . . . . . . . . .  $1,439     $1,179
Building and leasehold
  improvements . . . . . .  $3,042     $2,598   5-31.5
Equipment, furniture
  and fixtures . . . . . .   2,063      1,917    3-7
                            ------     ------
                             6,544      5,694

Less: Accumulated
  depreciation . . . . . .  (2,297)    (1,858)
Branch in progress . . . .      --        678
                            ------     ------
                            $4,247     $4,514
                            ======     ======

         Depreciation expense was $465, $471 and $398 for 1994, 1993 and 1992, respectively.

SIGNATURES.
- -----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, Southern Bank Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SOUTHERN BANK GROUP, INC.

Date:  June 7, 1995                  By:  /s/ E. Lamar Seals, Jr.
                                          -----------------------
                                          E. Lamar Seals, Jr.
                                          Chairman of the Board of
                                          Directors

Date:  June 7, 1995                  By:  /s/ O. Lawrence Comer
                                          ---------------------
                                          O. Lawrence Comer
                                          Secretary

Date:  June 7, 1995                  By:  /s/ Philip A. Allgood
                                          ---------------------
                                          Philip A. Allgood
                                          Director

Date:  June 7, 1995                  By:  /s/ Thomas E. Aderhold
                                          ----------------------
                                          Thomas E. Aderhold
                                          Director

Date:  June 7, 1995                  By:  /s/ Kenneth E. Baggett
                                          ----------------------
                                          Kenneth E. Baggett
                                          Director

Date:  June 7, 1995                  By:  /s/ Burton L. Bridges
                                          ---------------------
                                          Burton L. Bridges
                                          Director

Date:  June 7, 1995                  By:  /s/ John H. Isakson
                                          -------------------
                                          John H. Isakson
                                          Director

Date:  June 7, 1995                  By:  /s/ Trummie L. Patrick
                                          ----------------------
                                          Trummie L. Patrick
                                          Director

Date:  June 7, 1995                  By:  /s/ Dana F. Ponder
                                          ------------------
                                          Dana F. Ponder
                                          Principal Accounting
                                          Officer

3.      Exhibits

        Exhibit
        Number          Description
        -------         -----------

        2.1 Agreement and Plan of Merger of SouthTrust of Georgia, Inc. and Southern Bank Group, Inc. joined in by SouthTrust Corporation (the "Merger Agreement") executed on
                        March 17, 1995.  Exhibits to the Merger
                        Agreement are not included but will be
                        provided upon request.

       13.1 Southern Bank Group's 1994 Annual Report to Shareholders, certain specified pages of which are specifically incorporated by reference.

                                                                    EXHIBIT 2.1





                         AGREEMENT AND PLAN OF MERGER

                                      OF

                         SOUTHTRUST OF GEORGIA, INC.

                                     AND

                          SOUTHERN BANK GROUP, INC.

                                 JOINED IN BY

                            SOUTHTRUST CORPORATION

                                                                    ARTICLE I

                                                                   THE MERGER

  Section 1.1  Consummation of Merger; Closing Date   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-6
               ------------------------------------
  Section 1.2  Effect of Merger   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-7
               ----------------
  Section 1.3  Further Assurances   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-7
               ------------------
  Section 1.4  Directors and Officers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-7
               ----------------------
  Section 1.5  Stockholder Approval   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-8
               --------------------


                                                                   ARTICLE II

                                                   CONVERSION OF CONSTITUENTS' CAPITAL SHARES

  Section 2.1  Manner of Conversion of SBG Shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-8
               ----------------------------------
  Section 2.2  SBG Stock Options and Related Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-9
               -------------------------------------
  Section 2.3  Fractional Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-9
               -----------------
  Section 2.4  Effectuating Conversion    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-10
               -----------------------
  Section 2.5  Laws of Escheat  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-11
               ---------------

                                                                   ARTICLE III

                                                      REPRESENTATIONS AND WARRANTIES OF SBG

  Section 3.1  Corporate Organization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-11
               ----------------------
  Section 3.2  Capitalization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-12
               --------------
  Section 3.3  Financial Statements; Filings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-12
               -----------------------------
  Section 3.4  Loan Portfolio   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-13
               --------------
  Section 3.5  Certain Loans and Related Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-14
               ---------------------------------
  Section 3.6  Authority; No Violation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-14
               -----------------------
  Section 3.7  Consents and Approvals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-14
               ----------------------
  Section 3.8  Broker's Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-15
               -------------
  Section 3.9  Absence of Certain Changes or Events   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-15
               ------------------------------------
  Section 3.10 Legal Proceedings; Etc   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-15
               ----------------------
  Section 3.11 Taxes and Tax Returns  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-15
               ---------------------
  Section 3.12 Employee Benefit Plans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-16
               ----------------------
  Section 3.13 Title and Related Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-16
               -------------------------
  Section 3.14 Real Estate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-17
               -----------
  Section 3.15 Environmental Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-18
               ---------------------
  Section 3.16 Commitments and Contracts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               -------------------------
  Section 3.17 Regulatory Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               ------------------
  Section 3.18 Registration Obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               ------------------------
  Section 3.19 State Takeover Laws  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               -------------------
  Section 3.20 Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               ---------
  Section 3.21 Labor  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-19
               -----
  Section 3.22 Compliance with Laws   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-20
               --------------------
  Section 3.23 Transactions with Management   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-20
               ----------------------------
  Section 3.24 Proxy Materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-20
               ---------------
  Section 3.25 Deposit Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-20
               -----------------
  Section 3.26 Untrue Statements and Omissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-20
               -------------------------------

                                                                   ARTICLE IV

                                                        REPRESENTATIONS AND WARRANTIES OF
                                                              SOUTHTRUST AND ST-SUB

  Section 4.1  Organization and Related Matters of SouthTrust   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-21
               ----------------------------------------------
  Section 4.2  Organization and Related Matters of ST-Sub   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-21
               ------------------------------------------
  Section 4.3  Capitalization   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-21
               --------------
  Section 4.4  Authorization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-22
               -------------
  Section 4.5  Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-22
               --------------------
  Section 4.6  Absence of Certain Changes or Events   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-22
               ------------------------------------
  Section 4.7  Legal Proceedings, Etc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               -----------------------
  Section 4.8  Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               ---------
  Section 4.9  Consents and Approvals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               ----------------------
  Section 4.10 Accounting, Tax, Regulatory Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               -----------------------------------
  Section 4.11 Proxy Materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               ---------------
  Section 4.12 No Broker's or Finder's Fees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               ----------------------------
  Section 4.13 Untrue Statements and Omissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-23
               -------------------------------

                                                                    ARTICLE V

                                                            COVENANTS AND AGREEMENTS

  Section 5.1  Conduct of the Business of SBG   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-24
               ------------------------------
  Section 5.2  Current Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-25
               -------------------
  Section 5.3  Access to Properties; Personnel and Records  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-25
               -------------------------------------------
  Section 5.4  Approval of SBG Shareholders   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-26
               ----------------------------
  Section 5.5  No Other Bids  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-26
               -------------
  Section 5.6  Notice of Deadlines  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               -------------------
  Section 5.7  Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               ----------
  Section 5.8  Maintenance of Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               -------------------------
  Section 5.9  Environmental Audits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               --------------------
  Section 5.10 Title Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               ---------------
  Section 5.11 Surveys  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-27
               -------
  Section 5.12 Compliance Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               ------------------
  Section 5.13 Exemption Under Anti-Takeover Statutes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               --------------------------------------
  Section 5.14 Subsidiary Merger Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               ---------------------------

                                                                   ARTICLE VI

                                                       ADDITIONAL COVENANTS AND AGREEMENTS

  Section 6.1  Best Efforts; Cooperation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               -------------------------
  Section 6.2  Regulatory Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               ------------------
  Section 6.3  Other Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-28
               -------------
  Section 6.4  Indemnification  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-29
               ---------------
  Section 6.5  Current Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-30
               -------------------
  Section 6.6  Registration Statement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-30
               ----------------------
  Section 6.7  Reservation of Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-30
               ---------------------
  Section 6.8  Consideration  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-30
               -------------

                                                                   ARTICLE VII

                                                          MUTUAL CONDITIONS TO CLOSING

  Section 7.1  Shareholder Approval   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               --------------------
  Section 7.2  Regulatory Approvals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               --------------------
  Section 7.3  Litigation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               ----------
  Section 7.4  Proxy Statement and Registration Statement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               ------------------------------------------

                                                                  ARTICLE VIII

                                             CONDITIONS TO THE OBLIGATIONS OF SOUTHTRUST AND ST-SUB

  Section 8.1  Representations and Warranties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               ------------------------------

  Section 8.2  Performance of Obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               --------------------------
  Section 8.4  Absence of Adverse Facts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-31
               ------------------------
  Section 8.5  Opinion of Counsel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               ------------------
  Section 8.6  Consents Under Agreements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               -------------------------
  Section 8.7  Material Condition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               ------------------
  Section 8.8  Matters Relating to Employment Agreements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               -----------------------------------------
  Section 8.10 Outstanding Shares of SBG  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               -------------------------
  Section 8.11 Dissenters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               ----------
  Section 8.12 Certification of Claims  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-32
               -----------------------

                                                                   ARTICLE IX

                                                        CONDITIONS TO OBLIGATIONS OF SBG

  Section 9.1  Representations and Warranties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               ------------------------------
  Section 9.2  Performance of Obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               --------------------------
  Section 9.3  Certificate Representing Satisfaction of Conditions  . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               ---------------------------------------------------
  Section 9.4  Absence of Adverse Facts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               ------------------------
  Section 9.5  Consents Under Agreements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               -------------------------
  Section 9.6  Opinion of Counsel   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               ------------------
  Section 9.7  SouthTrust Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               -----------------
  Section 9.8  Tax Opinion  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               -----------
  Section 9.9  Price of SouthTrust Shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               --------------------------
  Section 9.10 Fairness Opinion   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33
               ----------------

                                                                    ARTICLE X

                                                        TERMINATION, WAIVER AND AMENDMENT

  Section 10.1 Termination  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-34
               -----------
  Section 10.2 Effect of Termination  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-34
               ---------------------
  Section 10.3   Amendments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35
                 ----------
  Section 10.4 Waivers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35
               -------
  Section 10.5 Non-Survival of Representations and Warranties   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35
               ----------------------------------------------

                                                                   ARTICLE XI

                                                                  MISCELLANEOUS

  Section 11.1 Entire Agreement   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35
               ----------------
  Section 11.2 Notices  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35
               -------
  Section 11.3   Severability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-36
                 ------------
  Section 11.4 Costs and Expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-36
               ------------------
  Section 11.5 Captions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-36
               --------
  Section 11.6 Counterparts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
               ------------
  Section 11.7 Governing Law  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
               -------------
  Section 11.8 Persons Bound; No Assignment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
               ----------------------------
  Section 11.9 Exhibits and Schedules   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
               ----------------------
  Section 11.10 Waiver  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
                ------
  Section 11.11 Construction of Terms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-37
                ---------------------

                         AGREEMENT AND PLAN OF MERGER
                                      OF
                         SOUTHTRUST OF GEORGIA, INC.
                                     AND
                          SOUTHERN BANK GROUP, INC.
                                 JOINED IN BY
                            SOUTHTRUST CORPORATION



                 This AGREEMENT AND PLAN OF MERGER, dated as of the 17th day of March, 1995 (this "Agreement"), by and between SouthTrust of Georgia, Inc., a Georgia corporation ("ST-Sub"), and Southern Bank Group, Inc., a Georgia corporation and a registered bank holding company ("SBG"), and joined in by SouthTrust Corporation, a Delaware corporation ("SouthTrust").


                                WITNESSETH THAT:


                 WHEREAS, the respective Boards of Directors of ST-Sub and SBG deem it in the best interests of ST-Sub and of SBG, respectively, and of their respective shareholders, that ST-Sub and SBG merge pursuant to this Agreement in a transaction that qualifies as a reorganization pursuant to Section 368(a) of the Internal Revenue Code of 1986 (the "Code") (the "Merger");

                 WHEREAS, the Boards of Directors of ST-Sub and SBG have approved this Agreement and have directed that this Agreement be submitted to their respective shareholders for approval and adoption in accordance with the laws of the State of Georgia and the United States;

                 WHEREAS, SouthTrust, the sole shareholder of ST-Sub, will deliver, or cause to be delivered, to the shareholders of SBG the consideration to be paid pursuant to the Merger in accordance with the terms of this Agreement; and

                 WHEREAS, SBG owns all the issued and outstanding capital stock of The Northside Bank & Trust Company, a Georgia banking corporation ("Northside Bank"), and ST-Sub owns all of the issued and outstanding capital stock of SouthTrust Bank of Georgia, N.A., a national banking association ("ST-Bank"), and it is contemplated that, in connection with the consummation of this Agreement and pursuant to the terms of a certain Subsidiary Merger Agreement (the "Subsidiary Merger Agreement"), Northside Bank will be merged with and into ST-Bank;

                 NOW, THEREFORE, in consideration of the premises and the mutual covenants, representations, warranties and agreements herein contained, the parties agree that SBG will be merged with and into ST-Sub and that the terms and conditions of the Merger, the mode of carrying the Merger into effect, including the manner of converting the shares of common stock of SBG, par value $1.00 per share, into shares of common stock of SouthTrust, par value of $2.50 per share, shall be as hereinafter set forth.


                                   ARTICLE I

                                   THE MERGER


         Section 1.1 Consummation of Merger; Closing Date. (a) Subject to the provisions hereof, SBG shall be merged with and into ST-Sub (which has heretofore and shall hereinafter be referred to as the "Merger") pursuant to Sections 14-2-1101 et seq. of the Georgia Business Corporation Code, and ST-Sub shall be the surviving corporation (sometimes hereinafter referred to as "Surviving Corporation" when reference is made to it after the Effective Time of the Merger (as defined below)). The Merger shall become effective on the date and at the time on which the Articles of Merger have been duly filed with the Secretary of State of Georgia, unless a later date is specified in such Articles of Merger (such time is hereinafter referred to as the "Effective Time of the Merger"). Subject to the terms and conditions hereof, unless otherwise agreed upon by SouthTrust and SBG, the Effective Time of the Merger shall occur within ten (10) business days following the later to occur of (i) the effective date (including expiration of any applicable waiting period) of the last required Consent (as defined below) of any Regulatory Authority (as defined below) having authority over the transactions contemplated under the Merger Agreement or the Subsidiary Merger Agreement and (ii) the date on which the shareholders of SBG, to the extent that their approval is required by applicable law, approve the transactions contemplated by this Agreement. As used in this Agreement, "Consent" shall mean a consent, approval or authorization, waiver, clearance, exemption or similar affirmation by any person pursuant to any contract, permit, law, regulation or order, and "Regulatory Authorities" shall mean, collectively, the Federal Trade Commission (the "FTC"), the United States Department of Justice (the "Justice Department"), the Board of Governors of the Federal Reserve System (the "FRB"), the Office of Thrift Supervision (including its predecessor, the Federal Home Loan Bank Board) (the "OTS"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Georgia Department of Banking and Finance (the "Georgia Department") and all other state regulatory agencies having jurisdiction over the parties and their respective bank subsidiaries, the National Association of Securities Dealers, Inc., all national securities exchanges and the Securities and Exchange Commission (the "SEC").

                          (b)     The closing of the Merger (the "Closing")
shall take place at the principal offices of SBG at 10:00 a.m. local time on the day that the Effective Time of the Merger occurs, or such other date and time and place as the parties hereto may agree (the "Closing Date"). Subject to the provisions of this Agreement, at the Closing there shall be delivered to each of the parties hereto the opinions, certificates and other documents and instruments required to be so delivered pursuant to this Agreement.

                          (c)     The home office of the Surviving Corporation
shall be located at _____________________________________________.

         Section 1.2 Effect of Merger. (a) At the Effective Time of the Merger, SBG shall be merged with and into ST-Sub and the separate existence of SBG shall cease. The Articles of Incorporation and Bylaws of ST-Sub (copies of which are set forth on Exhibit 1.2 hereto), as in effect on the date hereof and as otherwise amended prior to the Effective Time of the Merger, shall be the Articles of Incorporation and the Bylaws of the Surviving Corporation until further amended as provided therein and in accordance with applicable law. The Surviving Corporation shall have all the rights, privileges, immunities and powers and shall be subject to all the duties and liabilities of a corporation organized under the laws of the State of Georgia and shall thereupon and thereafter possess all other privileges, immunities and franchises of a private, as well as of a public nature, of each of the constituent corporations. All property (real, personal and mixed) and all debts on whatever account, including subscriptions to shares, and all choses in action, all and every other interest, of or belonging to or due to each of the constituent corporations so merged shall be taken and deemed to be transferred to and vested in the Surviving Corporation without further act or deed. The title to any real estate, or any interest therein, vested in any of the constituent corporations shall not revert or be in any way impaired by reason of the Merger. The Surviving Corporation shall thenceforth be responsible and liable for all the liabilities and obligations of each of the constituent corporations so merged and any claim existing or action or proceeding pending by or against either of the constituent corporations may be prosecuted as if the Merger had not taken place or the Surviving Corporation may be substituted in its place. Neither the rights of creditors nor any liens upon the property of any constituent corporation shall be impaired by the Merger.

                          (b)     The shares of common stock, par value $____,
of ST-Sub issued and outstanding immediately prior to the Effective Time of the Merger shall remain outstanding and unchanged after the Merger and shall thereafter constitute all of the issued and outstanding shares of capital stock of the Surviving Corporation.

         Section 1.3 Further Assurances. From and after the Effective Time of the Merger, as and when requested by the Surviving Corporation, the officers and directors of SBG last in office shall execute and deliver or cause to be executed and delivered in the name of SBG such deeds and other instruments and take or cause to be taken such further or other actions as shall be necessary in order to vest or perfect in or confirm of record or otherwise to the Surviving Corporation title to and possession of all of the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of SBG.

         Section 1.4 Directors and Officers. From and after the Effective Time of the Merger, the directors of the Surviving Corporation shall be those persons theretofore serving as directors of ST-Sub and the officers of the Surviving Corporation shall be those persons who are serving in such capacity immediately prior to the Effective Time of the Merger, and such additional persons, in each case, as SouthTrust, at or prior to the Effective Time of the Merger, shall designate in writing.

         Section 1.5 Stockholder Approval. This Agreement is subject to the approval by the affirmative vote of the respective holders of at least a majority of the outstanding capital stock of SBG and ST-Sub.



                                   ARTICLE II

                   CONVERSION OF CONSTITUENTS' CAPITAL SHARES


         Section 2.1 Manner of Conversion of SBG Shares. Subject to the provisions hereof, as of the Effective Time of the Merger and by virtue of the Merger and without any further action on the part of the holder of any shares of common stock of SBG, par value $1.00 (the "SBG Shares"):

         (a) All SBG Shares which are held by SBG as treasury stock, if any, shall be canceled and retired and no consideration shall be paid or delivered in exchange therefor.

         (b) Subject to the terms and conditions of this Agreement, including, without limitation, Section 2.3 hereof and except with regard to Dissenting SBG Shares (as hereinafter defined), each SBG Share outstanding immediately prior to the Effective Time of the Merger shall be converted into the right to receive 0.5275665 shares of common stock of SouthTrust (and the rights associated therewith issued pursuant to a Rights Agreement dated February 22, 1989 between SouthTrust and Mellon Bank, N.A.) (together, the "SouthTrust Shares") (such fraction, as may be adjusted, as provided herein, being hereinafter referred to as the "Conversion Ratio"). The Conversion Ratio, including the number of SouthTrust Shares issuable in the Merger, shall be subject to an appropriate adjustment in the event of any stock split, reverse stock split, dividend payable in SouthTrust Shares, reclassification or similar distribution whereby SouthTrust issues SouthTrust Shares or any securities convertible into or exchangeable for SouthTrust Shares without receiving any consideration in exchange therefor, provided that the record date of such transaction is a date after the date of this Agreement and prior to the Effective Time of the Merger. The Conversion Ratio also is subject to an adjustment, in the sole discretion of SouthTrust, upon the occurrence of certain conditions specified in Section 9.9 hereof.

         (c) Each outstanding SBG Share, the holder of which has demanded and perfected his demand for payment of the "fair" value of such share in accordance with Sections 14-2-1301 et seq. of the Georgia Business Corporation Code (the "Dissent Provisions"), to the extent applicable, and has not effectively withdrawn or lost his right to such appraisal (the "Dissenting SBG Shares"), shall not be converted into or represent a right to receive the SouthTrust Shares issuable in the Merger but the holder thereof shall be entitled only to such rights as are granted by the Dissent Provisions. SBG shall give SouthTrust prompt notice upon receipt by SBG of any written objection to the Merger and any written demands for payment of the fair value of SBG Shares, and of withdrawals of such demands, and any other instruments provided to SBG pursuant to the Dissent Provisions (any shareholder duly making such demand being hereinafter called a "Dissenting Shareholder"). Each Dissenting Shareholder who becomes entitled, pursuant to the Dissent Provisions, to payment of fair value for any SBG Shares held by such Dissenting Shareholder shall receive payment therefor from the Surviving Corporation (but only after the amount thereof shall have been agreed upon or at the times and in the amounts required by the Dissent Provisions) and all of such Dissenting Shareholder's SBG Shares shall be canceled. Neither SBG nor the Surviving Corporation shall, except with the prior written consent of SouthTrust, voluntarily make any payment with respect to, or settle or offer to settle, any demand for payment by any Dissenting Shareholder. If any Dissenting Shareholder shall have failed to perfect or shall have effectively withdrawn or lost such right to demand payment of fair value, the SBG Shares held by such Dissenting Shareholder shall thereupon be deemed to have been converted into the right to receive the consideration to be issued in the Merger as provided by this Agreement.

         Section 2.2 SBG Stock Options and Related Matters. (a) As of the Effective Time of the Merger, all rights with respect to the SBG Shares issuable pursuant to the exercise of stock options ("SBG Options") granted by SBG under stock option plans of SBG (the "SBG Stock Option Plans"), which are outstanding at the Effective Time of the Merger, whether or not such SBG Options are then exercisable, shall, subject to this section, be assumed by SouthTrust in accordance with the terms of the particular SBG Stock Option Plan under which such SBG Options were issued and the stock option agreement by which such SBG Options are evidenced. From and after the Effective Time of the Merger, (i) each SBG Option assumed by SouthTrust hereunder may be exercised solely for SouthTrust Shares, (ii) the number of SouthTrust Shares subject to such SBG Option shall be equal to the number of SBG Shares subject to such SBG Option immediately prior to the Effective Time of the Merger multiplied by the Conversion Ratio and (iii) the per share exercise price under each such SBG Option shall be adjusted by dividing the per share exercise price under each such SBG Option by the Conversion Ratio and rounding down to the nearest cent.

                 (b) At all times after the Effective Time of the Merger, SouthTrust shall reserve for issuance such number of SouthTrust Shares as shall be necessary to permit the exercise of the SBG Options in the manner contemplated by this Agreement. At or prior to, or at the election of SouthTrust within a reasonable time (not to exceed 30 days) after, the Effective Time of the Merger, SouthTrust shall file a Registration Statement on Form S-3 or Form S-8, as the case may be (or any successor or other appropriate form), with respect to the SouthTrust Shares subject to the SBG Options and shall use its best efforts to maintain the effectiveness of such registration statement or registration statements (and maintain the current status of the prospectus or prospectuses contained therein) for so long as any of the SBG Options remain outstanding. SouthTrust shall make any filings required under any applicable state securities laws to qualify the SouthTrust Shares subject to such SBG Options for resale thereunder.

                 (c) The number of SouthTrust Shares subject to the SBG Options to be assumed by SouthTrust hereunder and the exercise price thereof shall, from and after the Effective Time of the Merger, be subject to appropriate adjustment in the event of the occurrence of any transaction described in Section 2.1(b) hereof if the record date with respect to such transaction is on or after the Effective Time of the Merger.

                 (d) It is intended that the foregoing assumption of SBG Options shall be undertaken in a manner that will not constitute a "modification" as defined in Section 424 of the Code as to any stock option which is an incentive stock option as defined in Section 422 of the Code. All restrictions or limitations on transfer with respect to SBG Shares awarded under a SBG Stock Option Plan ("Restricted Stock"), to the extent that such restrictions or limitations shall not have already lapsed, shall remain in full force and effect with respect to the SouthTrust Shares into which such Restricted Stock is converted pursuant to this Agreement, unless such restrictions arise under the Securities Act of 1933 and are eliminated by virtue of the Registration Statement described in Section 6.6, below. Except as otherwise provided herein, (i) the provisions of the SBG Stock Option Plans that provide for the issuance or grant of any other interest in respect of the capital stock of SBG shall be deleted as of the Effective Time of the Merger and (ii) SBG shall take all reasonable steps to ensure that following the Effective Time of the Merger no holder of SBG Options shall have any right thereunder to acquire any equity securities of SBG.

                 (e) SBG acknowledges that the holders of SBG Options who may become or be deemed to be executive officers or directors of SouthTrust after the Effective Time of the Merger may be subject to the short-swing sale restrictions of the Securities Exchange Act of 1934 and regulations promulgated thereunder.

                 (f) At the election of SouthTrust, SBG shall use its best efforts to procure from each holder of SBG Options, and shall deliver to SouthTrust at the Closing, an executed acknowledgement of the treatment and disposition of such holder's SBG Options, as provided for under Section 2.2 of this Agreement.

         Section 2.3 Fractional Shares. Notwithstanding any other provision of this Agreement, each holder of SBG Shares converted pursuant to the Merger, and each holder of SBG Options assumed by SouthTrust pursuant to this Agreement, who would otherwise have been entitled to receive a fraction of a SouthTrust Share (after taking into account all certificates delivered by such holder), shall receive, in lieu thereof, cash (without interest) in an amount equal to such fractional part of such SouthTrust Share, multiplied by the market value of one SouthTrust Share at the Effective Time of the Merger in the case of shares exchanged pursuant to the Merger or at the date of exercise in the case of SBG Options to be exercised for SouthTrust Shares. The market value of one SouthTrust Share at the Effective Time of the Merger or the date of exercise, as the case may be, shall be the last sale price of such SouthTrust Shares, as reported by The Nasdaq Stock Market-National Market ("Nasdaq") on the last business day preceding the Effective Time of the Merger or the date of exercise, as the case may be, or, if the SouthTrust Shares hereafter become listed for trading on any national securities exchange registered under the Securities Exchange Act of 1934, the last sale price of such SouthTrust Shares on the applicable date as reported on the principal securities exchange on which the SouthTrust Shares are then listed for trading. No such holder will be entitled to dividends, voting rights or any other rights as a shareholder in respect of any fractional share.

         Section 2.4 Effectuating Conversion (a) The Trust and Financial Services Division of SouthTrust Bank of Alabama, National Association, or such other institution as SouthTrust and SouthTrust Bank of Alabama, National Association, may designate, shall serve as the exchange agent (the "Exchange Agent"). The Exchange Agent may employ sub-agents in connection with performing its duties. As of the Effective Time of the Merger, SouthTrust will deliver or cause to be delivered to the Exchange Agent the consideration to be paid by SouthTrust for the SBG Shares, along with the appropriate cash payment in lieu of fractional interests in SouthTrust Shares. As promptly as practicable after the Effective Time of the Merger, the Exchange Agent shall send or cause to be sent to each former holder of record of SBG Shares transmittal materials (the "Letter of Transmittal") for use in exchanging their certificates formerly representing SBG Shares for the consideration provided for in this Agreement. The Letter of Transmittal will contain instructions with respect to the surrender of certificates representing SBG Shares and the receipt of the consideration contemplated by this Agreement and will require each holder of SBG Shares to transfer good and marketable title to such SBG Shares to SouthTrust, free and clear of all liens, claims and encumbrances. Amounts that would have been payable to Dissenting Shareholders for SBG Shares but for the fact of their dissent in accordance with the provisions of Section 2.1(c) hereof shall be returned by the Exchange Agent to SouthTrust as promptly as is practicable.

                 (b) At the Effective Time of the Merger, the stock transfer books of SBG shall be closed as to holders of SBG Shares immediately prior to the Effective Time of the Merger and no transfer of SBG Shares by any such holder shall thereafter be made or recognized and each outstanding certificate formerly representing SBG Shares shall, without any action on the part of any holder thereof, no longer represent SBG Shares. If, after the Effective Time of the Merger, certificates are properly presented to the Exchange Agent, such certificates shall be exchanged for the consideration contemplated by this Agreement into which the SBG Shares represented thereby were converted in the Merger.

                 (c) In the event that any holder of SBG Shares is unable to deliver the certificate which represents such holder's SBG Shares, SouthTrust, in the absence of actual notice that any SBG Shares theretofore represented by any such certificate have been acquired by a bona fide purchaser, shall deliver to such holder the consideration contemplated by this Agreement and the amount of cash representing fractional SouthTrust Shares to which such holder is entitled in accordance with the provisions of this Agreement upon the presentation of all of the following:

                 (i) An affidavit or other evidence to the reasonable satisfaction of SouthTrust that any such certificate has been lost, wrongfully taken or destroyed;

                 (ii) Such security or indemnity as may be reasonably requested by SouthTrust to indemnify and hold SouthTrust harmless; and

                 (iii) Evidence to the satisfaction of SouthTrust that such holder is the owner of the SBG Shares theretofore represented by each certificate claimed by such holder to be lost, wrongfully taken or destroyed and that such holder is the person who would be entitled to present each such certificate for exchange pursuant to this Agreement.

                 (d) In the event that the delivery of the consideration contemplated by this Agreement and the amount of cash representing fractional SouthTrust Shares are to be made to a person other than the person in whose name any certificate representing SBG Shares surrendered is registered, such certificate so surrendered shall be properly endorsed (or accompanied by an appropriate instrument of transfer), with the signature(s) appropriately guaranteed, and otherwise in proper form for transfer, and the person requesting such delivery shall pay any transfer or other taxes required by reason of the delivery to a person other than the registered holder of such certificate surrendered or establish to the satisfaction of SouthTrust that such tax has been paid or is not applicable.

                 (e) No holder of SBG Shares shall be entitled to receive any dividends or distributions declared or made with respect to the SouthTrust Shares with a record date before the Effective Time of the Merger. Neither the consideration contemplated by this Agreement, any amount of cash representing fractional SouthTrust Shares nor any dividend or other distribution with respect to SouthTrust Shares where the record date thereof is on or after the Effective Time of the Merger shall be paid to the holder of any unsurrendered certificate or certificates representing SBG Shares, and SouthTrust shall not be obligated to deliver any of the consideration contemplated by this Agreement, any amount of cash representing fractional SouthTrust Shares or any such dividend or other distribution with respect to SouthTrust Shares until such holder shall surrender the certificate or certificates representing SBG Shares as provided for by the Agreement. Subject to applicable laws, following surrender of any such certificate or certificates, there shall be paid to the holder of the certificate or certificates then representing SouthTrust Shares issued in the Merger, without interest at the time of such surrender, the consideration contemplated by this Agreement, the amount of any cash representing fractional SouthTrust Shares and the amount of any dividends or other distributions with respect to SouthTrust Shares to which such holder is entitled as a holder of SouthTrust Shares and which are payable to holders of record of SouthTrust Shares on or after the Effective Time of the Merger and prior to the surrender and exchange of the certificates, but if the payment date is subsequent to the surrender, payment of such distributions shall be made on the applicable payment date.

         Section 2.5 Laws of Escheat. If any of the consideration due or other payments to be paid or delivered to the holders of SBG Shares is not paid or delivered within the time period specified by any applicable laws concerning abandoned property, escheat or similar laws, and if such failure to pay or deliver such consideration occurs or arises out of the fact that such property is not claimed by the proper owner thereof, SouthTrust or the Exchange Agent shall be entitled to dispose of any such consideration or other payments in accordance with applicable laws concerning abandoned property, escheat or similar laws. Any other provision of this Agreement notwithstanding, none of SBG, SouthTrust, ST-Sub, the Exchange Agent, nor any other person acting on their behalf shall be liable to a holder of SBG Shares for any amount paid or property delivered in good faith to a public official pursuant to and in accordance with any applicable abandoned property, escheat or similar law.



                                  ARTICLE III

                     REPRESENTATIONS AND WARRANTIES OF SBG


         SBG hereby represents and warrants to ST-Sub and SouthTrust as follows as of the date hereof and as of all times up to and including the Effective Time of the Merger (except as otherwise provided):

         Section 3.1 Corporate Organization. (a) SBG is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia. SBG has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as such business is now being conducted, and SBG is duly licensed or qualified to do business in Georgia and elsewhere where the nature of the business conducted by it or the character or location of the properties and assets owned or leased by it make such qualification necessary, except where the failure to be so licensed or qualified would not have a material adverse effect on the business, assets, operations, financial condition or results of operations of SBG (such business, assets, operations, financial condition or results of operations hereinafter collectively referred to as the "Condition of SBG") on a consolidated basis. SBG is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. True and correct copies of the Articles or Certificate of Incorporation of SBG and the Bylaws of SBG, each as amended to the date hereof, have been delivered to SouthTrust.

                 (b) Northside Bank is a Georgia banking corporation duly organized, validly existing and in good standing under the laws of Georgia. Northside Bank has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as such business is now being conducted, and Northside Bank is duly licensed or qualified to do business in each jurisdiction in which the nature of the business conducted by it or the character or location of the properties and assets owned or leased by it makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not have a material adverse effect on the Condition of the Bank. True and correct copies of the Articles of Incorporation and the Bylaws of Northside Bank, as amended to the date hereof, have been delivered to SouthTrust.

                 (c) Each of SBG, Northside Bank and their respective subsidiaries has in effect all federal, state, local and foreign governmental, regulatory and other authorizations, permits and licenses necessary for each of them to own or lease its properties and assets and to carry on its business as now conducted, the absence of which, either individually or in the aggregate, would have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (d) Except for Northside Bank and Southern Mortgage Group, Inc. (which is inactive as of the date hereof), SBG does not own any capital stock of any subsidiary, and Northside Bank does not own any capital stock of any subsidiary; SBG and Northside Bank do not have any interest in any partnership or joint venture; for purposes of this Agreement, a "subsidiary" means any corporation or other entity of which the party referred to beneficially owns, controls, or has the power to vote, directly or indirectly, more than 5% of the outstanding equity securities.

                 (e) The minute books of SBG, Northside Bank and their respective subsidiaries contain complete and accurate records in all material respects of all meetings and other corporate actions held or taken by their respective shareholders and Boards of Directors (including all committees thereof).

         Section 3.2 Capitalization. (a) The authorized capital stock of SBG consists of 10,000,000 shares of common stock, par value $1.00 (hereinbefore and hereinafter referred to as "SBG Shares"), 1,838,601 shares of which as of the date hereof are issued and outstanding (none of which is held in the treasury of SBG). All of the issued and outstanding SBG Shares have been duly authorized and validly issued and all such shares are fully paid and nonassessable. As of the date hereof, there are no outstanding options, warrants, commitments, or other rights or instruments to purchase or acquire any shares of capital stock of SBG, or any securities or rights convertible into or exchangeable for shares of capital stock of SBG, except for options to purchase 87,393 SBG Shares (which are described in more detail in Disclosure
Schedule 3.2).

                 (b) The authorized capital stock of Northside Bank consists of 5,000,000 shares of common stock, par value $5.00 per share, 1,000,000 shares of which as of the date hereof are issued and outstanding (none of which is held in the treasury of the Northside Bank) (the "Northside Bank Shares"). All of the issued and outstanding Northside Bank Shares have been duly authorized and validly issued and all such shares are fully paid and nonassessable. As of the date hereof, there are no outstanding options, warrants, commitments or other rights or instruments to purchase or acquire any shares of capital stock of Northside Bank, or any securities or rights convertible into or exchangeable for shares of capital stock of Northside Bank.

                 (c) All of the issued and outstanding shares of capital stock of Northside Bank:

                          (i)     are owned by SBG; and

                          (ii) are so owned free and clear of all liens and encumbrances and adverse claims thereto.

         Section 3.3 Financial Statements; Filings. (a) Northside Bank has previously delivered to SouthTrust copies of the financial statements of Northside Bank as of and for the years ended December 31, 1993, 1992 and 1991, and the financial statements of Northside Bank as of and for the periods ended March 31, 1994, June 30, 1994, and September 30, 1994, and Northside Bank shall deliver to SouthTrust, as soon as practicable following the preparation of additional financial statements for each subsequent calendar quarter (or other reporting period) or year of Northside Bank, the financial statements of Northside Bank as of and for such subsequent calendar quarter (or other reporting period) or year (such financial statements, unless otherwise indicated, being hereinafter referred to collectively as the "Financial Statements of Northside Bank").

                 (b) Northside Bank has previously delivered to SouthTrust copies of the Call Reports of Northside Bank as of and for the years ended December 31, 1993, 1992 and 1991, and the Call Reports of Northside Bank as of and for the periods ended March 31, 1994, June 31, 1994 and September 30, 1994, and Northside Bank shall deliver to SouthTrust, as soon as practicable following the preparation of additional Call Reports for each subsequent calendar quarter (or other reporting period) or year of Northside Bank, the Call Reports of Northside Bank as of and for each such subsequent calendar quarter (or other reporting period) or year (such Call Reports, unless otherwise indicated, being hereinafter referred to collectively as the "Call Reports of Northside Bank").

                 (c) SBG has previously delivered to SouthTrust copies of the consolidated financial statements of SBG as of and for the years ended December 31, 1993, 1992 and 1991, and the consolidated financial statements of SBG as of and for the periods ended March 31, 1994, June 30, 1994, and September 30, 1994, and SBG shall deliver to SouthTrust, as soon as practicable following the preparation of additional consolidated financial statements for each subsequent calendar quarter (or other reporting period) or year of SBG, the consolidated financial statements of SBG as of and for such subsequent calendar quarter (or other reporting period) or year (such financial statements, unless otherwise indicated, being hereinafter referred to collectively as the "Financial Statements of SBG").

                 (d) Each of the Financial Statements of SBG, each of the Financial Statements of Northside Bank, and each of the Call Reports of Northside Bank (including the related notes, where applicable) have been or will be prepared in all material respects in accordance with generally accepted accounting principles or regulatory accounting principles, whichever is applicable, which principles have been or will be consistently applied during the periods involved, except as otherwise noted therein, and the books and records of SBG and Northside Bank have been, are being, and will be maintained in all material respects in accordance with applicable legal and accounting requirements and reflect only actual transactions. Each of the Financial Statements of SBG, each of the Financial Statements of Northside Bank, and each of the Call Reports of Northside Bank (including the related notes, where applicable) fairly present or will fairly present the financial position of SBG on a consolidated basis and the financial position of Northside Bank (as the case may be) as of the respective dates thereof and fairly present or will fairly present the results of operations of SBG on a consolidated basis and the results of operations of Northside Bank (as the case may be) for the respective periods therein set forth.

                 (e) To the extent not prohibited by law, SBG has heretofore delivered or made available, or caused to be delivered or made available, to SouthTrust all reports and filings made or required to be made by SBG, Northside Bank or any of their respective subsidiaries with the Regulatory Authorities, and will from time to time hereafter furnish, or cause Northside Bank to furnish to SouthTrust, upon filing or furnishing the same to the Regulatory Authorities, all such reports and filings made after the date hereof with the Regulatory Authorities. As of the respective dates of such reports and filings, all such reports and filings did not and shall not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                 (f) Since September 30, 1994, none of SBG, Northside Bank or any of their respective subsidiaries has incurred any obligation or liability (contingent or otherwise) that has or might reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Condition of SBG on a consolidated basis, except obligations and liabilities
(i) which are accrued or reserved against in the Financial Statements of SBG, the Financial Statements of Northside Bank or the Call Reports of Northside Bank, or reflected in the notes thereto, or (ii) which were incurred after September 30, 1994, in the ordinary course of business consistent with past practices. Since September 30, 1994, neither SBG nor Northside Bank have incurred or paid any obligation or liability which would be material to the Condition of SBG on a consolidated basis, except as may have been incurred or paid in the ordinary course of business, consistent with past practices.

         Section 3.4      Loan Portfolio.  Except as set forth in Disclosure
Schedule 3.4, (i) all evidences of indebtedness in original principal amount in excess of $10,000 reflected as assets in the Financial Statements of SBG, the Financial Statements of Northside Bank and the Call Reports of Northside Bank as of and for the year ended December 31, 1993 and the periods ended March 31, 1994, June 30, 1994 and September 30, 1994 were as of such dates in all respects to the knowledge of SBG or Northside Bank the binding obligations of the respective obligors named therein in accordance with their respective terms, (ii) the allowances for possible loan losses shown on the Financial Statements of SBG, the Financial Statements of Northside Bank and the Call Reports of Northside Bank as of and for the year ended December 31, 1993 and the periods ended March 31, 1994, June 30, 1994 and September 30, 1994 were, and the allowance for possible loan losses to be shown on the Financial Statements of SBG, the Financial Statements of Northside Bank and the Call Reports of Northside Bank as of any date subsequent to the execution of this Agreement will be, as of such dates, adequate to provide for possible losses, net of recoveries relating to loans previously charged off, in respect of loans outstanding (including accrued interest receivable) of SBG and Northside Bank and other extensions of credit (including letters of credit or commitments to make loans or extend credit), and (iii) each such allowance described in (ii) above has been established in accordance with the accounting principles described in
Section 3.3(d).

         Section 3.5 Certain Loans and Related Matters. Except as set forth in Disclosure Schedule 3.5, none of SBG, Northside Bank or any of their respective subsidiaries are, as of the date hereof, parties to any written or oral: (i) loan agreement, note or borrowing arrangement, other than credit card loans and other loans the unpaid balance of which does not exceed $10,000 per loan, under the terms of which the obligor is sixty (60) days delinquent in payment of principal or interest or, to the knowledge of SBG or Northside Bank, in default of any other provision as of the date hereof; (ii) loan agreement, note or borrowing arrangement which has been classified or, in the exercise of reasonable diligence by SBG, Northside Bank, their respective subsidiaries or any Regulatory Authority, should have been classified as "substandard," "doubtful," "loss," "other loans especially mentioned", "other assets especially mentioned" or any comparable classifications by such persons; (iii) loan agreement, note or borrowing arrangement, including any loan guaranty, with any director or executive officer of SBG, Northside Bank or any of their respective subsidiaries or any ten percent (10%) shareholder of SBG, or any person, corporation or enterprise controlling, controlled by or under common control with any of the foregoing; or (iv) loan agreement, note or borrowing arrangement in violation of any law, regulation or rule applicable to SBG, Northside Bank or any of their respective subsidiaries including, but not limited to, those promulgated, interpreted or enforced by any of the Regulatory Authorities and which violation could have a material adverse effect on the Condition of SBG on a consolidated basis. As of the date of any Financial Statement of SBG, any Financial Statement of Northside Bank and any Call Report of Northside Bank subsequent to the execution of this Agreement, including the date of the Financial Statements of SBG, the Financial Statements of Northside Bank, and the Call Reports of Northside Bank that immediately precede the Effective Time of the Merger, there shall not have been any material increase in the loan agreements, notes or borrowing arrangements described in (i) through (iv) above and Disclosure Schedule 3.5.

         Section 3.6 Authority; No Violation. (a) SBG has full corporate power and authority to execute and deliver this Agreement and, subject to the approval of the shareholders of SBG and to the receipt of the Consents of the Regulatory Authorities, to consummate the transactions contemplated hereby.
The Board of Directors of SBG has duly and validly approved this Agreement and the transactions contemplated hereby, has authorized the execution and delivery of this Agreement, has directed that this Agreement and the transactions contemplated hereby be submitted to SBG's shareholders for approval at a meeting of such shareholders and, except for the adoption of such Agreement by its shareholders and receipt of the fairness opinion described in Section 9.10, no other corporate proceedings on the part of SBG are necessary to consummate the transactions so contemplated. This Agreement, when duly and validly executed by SBG and delivered by SBG, will constitute a valid and binding obligation of SBG, and will be enforceable against SBG in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding may be brought.

                 (b) Neither the execution and delivery of this Agreement by SBG nor the consummation by SBG of the transactions contemplated hereby, nor compliance by SBG with any of the terms or provisions hereof, will (i) violate any provision of the Articles of Incorporation or Bylaws of SBG or the Articles of Incorporation or Bylaws of Northside Bank, (ii) to SBG's knowledge assuming that the Consents of the Regulatory Authorities and approvals referred to herein are duly obtained, violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to SBG, Northside Bank or any of their respective subsidiaries or any of their respective properties or assets, or (iii) violate, conflict with, result in a breach of any provisions of, constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, result in the termination of, accelerate the performance required by or result in the creation of any lien, security interest, charge or other encumbrance upon any of the respective properties or assets of SBG, Northside Bank or any of their respective subsidiaries under, any of the terms, conditions or provisions of any material note, bond, mortgage, indenture, deed of trust, license, permit, lease, agreement or other instrument or obligation to which SBG, Northside Bank or any of their respective subsidiaries is a party, or by which any of them or any of their respective properties or assets may be bound or affected.

         Section 3.7 Consents and Approvals. Except for (i) the filing by SouthTrust with the SEC of a registration statement on Form S-4 (the "Registration Statement") and the review and clearance thereof by the SEC which Registration Statement shall include the proxy statement of SBG relating to the meeting of the shareholders of SBG at which the Merger is to be considered (the "Proxy Statement"); (ii) the Consents of the Georgia Department, the FRB and, in the case of the Subsidiary Merger Agreement, the OCC; (iii) approval of this Agreement by the shareholders of ST-Sub and SBG; (iv) filing of Articles of Merger with the State of Georgia; and (v) as set forth in Disclosure Schedule 3.7, no Consents of any person are necessary in connection with the execution and delivery by SBG of this Agreement, and the consummation by SBG of the Merger and the other transactions contemplated hereby.

         Section 3.8 Broker's Fees. None of SBG, Northside Bank or any of their respective subsidiaries, nor any of their respective officers or directors, has employed any broker or finder or incurred any liability for any broker's fees, commissions or finder's fees in connection with any of the transactions contemplated by this Agreement.

         Section 3.9 Absence of Certain Changes or Events. Since December 31, 1993, there has not been (i) any declaration, payment or setting aside of any dividend or distribution (whether in cash, stock or property) in respect of the SBG Shares or (ii) any change or any event involving a prospective change in the Condition of SBG on a consolidated basis which has had, or is reasonably likely to have, a material adverse effect on the Condition of SBG on a consolidated basis or on SBG, Northside Bank or any of their respective subsidiaries generally, including, without limitation any change in the administration or supervisory standing or rating of SBG, Northside Bank or any of their respective subsidiaries with any Regulatory Authority, and no fact or condition exists as of the date hereof which might reasonably be expected to cause any such event or change in the future.

         Section 3.10 Legal Proceedings; Etc. Except as set forth in Disclosure Schedule 3.10, none of SBG, Northside Bank or any of their respective subsidiaries is a party to any, and there are no pending or, to the knowledge of SBG, Northside Bank and their respective subsidiaries, threatened, judicial, administrative, arbitral or other proceedings, claims, actions, causes of action or governmental investigations against SBG, Northside Bank or any of their respective subsidiaries challenging the validity of the transactions contemplated by this Agreement and, to the knowledge of SBG, Northside Bank and their respective subsidiaries as of the date hereof, there is no material proceeding, claim, action or governmental investigation against SBG, Northside Bank or any of their respective subsidiaries; no judgment, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator is outstanding against SBG, Northside Bank or any of their respective subsidiaries which has a material adverse effect on the Condition of SBG on a consolidated basis; there is no default by SBG, Northside Bank or any of their respective subsidiaries under any material contract or agreement to which SBG, Northside Bank or any of their respective subsidiaries is a party; and none of SBG, Northside Bank or any of their respective subsidiaries is a party to any agreement, order or memorandum in writing by or with any Regulatory Authority restricting the operations of SBG, Northside Bank or any of their respective subsidiaries and none of SBG, Northside Bank or any of their respective subsidiaries has been advised by any Regulatory Authority that any such Regulatory Authority is contemplating issuing or requesting the issuance of any such order or memorandum in the future.

         Section 3.11 Taxes and Tax Returns. (a) SBG has previously delivered or made available to SouthTrust copies of the federal income tax returns of SBG and, if consolidated returns do not exist for all periods, of Northside Bank and each of their respective subsidiaries, for the years December 31, 1993, 1992 and 1991, and all schedules and exhibits thereto, and will provide SouthTrust with a copy of its federal income tax return for the year 1994 with all schedules and exhibits thereto, when such return is filed, and, to the knowledge of SBG, Northside Bank and their respective subsidiaries, such returns have not been examined by the Internal Revenue Service. Except as reflected in Disclosure Schedule 3.11, SBG, Northside Bank and their respective subsidiaries have duly filed in correct form all federal, state and local information returns and tax returns required to be filed by either of them on or prior to the date hereof, and SBG, Northside Bank and their respective subsidiaries have duly paid or made adequate provisions for the payment of all taxes and other governmental charges which have been incurred or are due or claimed to be due from either of them by any federal, state or local taxing authorities (including, without limitation, those due in respect of the properties, income, business, capital stock, deposits, franchises, licenses, sales and payrolls of SBG, Northside Bank and their respective subsidiaries) other than taxes and other charges which (i)(A) are not yet delinquent or (B) are being contested in good faith or (ii) have not been finally determined.
The amounts set forth as liabilities for taxes on the Financial Statements of SBG, the Financial Statements of Northside Bank and the Call Reports of Northside Bank are sufficient, in the aggregate, for the payment of all unpaid federal, state and local taxes (including any interest or penalties thereon), whether or not disputed, accrued or applicable, for the periods then ended, and have been computed in accordance with generally accepted accounting principles. Neither SBG nor any of its subsidiaries is responsible for the taxes of any other person other than SBG and its subsidiaries, under treasury Regulation 1.1502- 6 or any similar provision of federal, state or foreign law.

                 (b) (i) Proper and accurate amounts have been withheld by SBG, Northside Bank and their respective subsidiaries from their employees and others for all prior periods in compliance in all material respects with the tax withholding provisions of all applicable federal, state and local laws and regulations, and proper due diligence steps have been taken in connection with back-up withholding, (ii) federal, state and local returns have been filed by SBG, Northside Bank and their respective subsidiaries for all periods for which returns were due with respect to income tax withholding, Social Security and unemployment taxes and (iii) the amounts shown on such returns to be due and payable have been paid in full or adequate provision therefor has been included by either SBG or Northside Bank in the Financial Statements of SBG or the Financial Statements of Northside Bank, as the case may be.

         Section 3.12 Employee Benefit Plans. (a) None of SBG, Northside Bank or any of their respective subsidiaries has or maintains any "employee benefit plan," as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), except as described in Disclosure
Schedule 3.12(a).

                 (b) None of SBG, Northside Bank or any of their respective subsidiaries (or any pension plan maintained by either of them) has incurred any liability to the Pension Benefit Guaranty Corporation ("PBGC") or the Internal Revenue Service with respect to any pension plan qualified under
Section 401 of the Code, except liabilities to the PBGC pursuant to Section 4007 of ERISA, all which have been fully paid. No reportable event under
Section 4043(b) of ERISA (including events waived by PBGC regulation) has occurred with respect to any such pension plan.

                 (c) None of SBG, Northside Bank or any of their respective subsidiaries has incurred any material liability under Section 4201 of ERISA for a complete or partial withdrawal from, or agreed to participate in, any multi-employer plan as such term is defined in Section 3(37) of ERISA.

                 (d) All "employee benefit plans," as defined in Section 3(3) of ERISA, that are maintained by SBG, Northside Bank and their respective subsidiaries comply, in all material respects with ERISA. None of SBG, Northside Bank or any of their respective subsidiaries has any material liability under any such plan that is not reflected in the Financial Statements of SBG or the Call Reports of Northside Bank.

                 (e) No prohibited transaction (which shall mean any transaction prohibited by Section 406 of ERISA and not exempt under Section 408 of ERISA) has occurred with respect to any employee benefit plan maintained by SBG, Northside Bank or any of their respective subsidiaries (i) which would result in the imposition, directly or indirectly, of a material excise tax under Section 4975 of the Code or a material civil penalty under Section 502(i) of ERISA, or (ii) the correction of which would have a material adverse effect on the Condition of SBG, Northside Bank or any of their respective subsidiaries; and, to the best knowledge of SBG, Northside Bank and their respective subsidiaries no actions have occurred which could result in the imposition of a penalty under any section or provision of ERISA.

                 (f) No employee benefit plan which is a defined benefit pension plan has any "unfunded current liability," as that term is defined in
Section 302(d)(8)(A) of ERISA, and the present fair market value of the assets of any such plan exceeds the plan's "benefit liabilities," as that term is defined in Section 4001(a)(16) of ERISA, when determined under actuarial factors that would apply if the plan terminated in accordance with all applicable legal requirements.

                 (g) Except as described in Disclosure Schedule 3.12(g), neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) result in any material payment (including, without limitation, severance, unemployment compensation, golden parachute or otherwise) becoming due to any director or any officer or employee of SBG, Northside Bank or any of their respective subsidiaries under any benefit plan or otherwise, (ii) materially increase any benefits otherwise payable under any benefit plan or (iii) result in any acceleration of the time of payment or vesting of any such benefits to any material extent.

         Section 3.13 Title and Related Matters. (a) Except as set forth in Disclosure Schedule 3.13(a), SBG, Northside Bank and their respective subsidiaries have good title, and as to owned real property, have good and marketable title in fee simple absolute, to all assets and properties, real or personal, tangible or intangible, reflected as owned by or leased or subleased by or carried under the name of either of them on the Financial Statements of SBG, the Financial Statements of Northside Bank, or the Call Reports of Northside Bank or acquired subsequent thereto (except to the extent that such assets and properties have been disposed of for fair value in the ordinary course of business since December 31, 1993), free and clear of all liens, encumbrances, mortgages, security interests, restrictions, pledges or claims, except for (i) those liens, encumbrances, mortgages, security interests, restrictions, pledges or claims reflected in the Financial Statements of SBG, the Financial Statements of Northside Bank, and the Call Reports of Northside Bank or incurred in the ordinary course of business after December 31, 1993, (ii) statutory liens for amounts not yet delinquent or which are being contested in good faith, and (iii) liens, encumbrances, mortgages, security interests, pledges, claims and title imperfections that are not in the aggregate material to the Condition of SBG on a consolidated basis.

                 (b) All agreements pursuant to which SBG, Northside Bank or any of their respective subsidiaries leases, subleases or licenses material real or material personal properties from others are valid, binding and enforceable in accordance with their respective terms, and there is not, under any of such leases or licenses, any existing default or event of default, or any event which with notice or lapse of time, or both, would constitute a default or force majeure, or provide the basis for any other claim of excusable delay or nonperformance, except for defaults which individually or in the aggregate would not have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (c) Other than real estate owned, acquired by foreclosure or voluntary deed in lieu of foreclosure (i) all of the buildings, structures and fixtures owned, leased or subleased by SBG, Northside Bank and their respective subsidiaries are in good operating condition and repair, subject only to ordinary wear and tear and/or minor defects which do not interfere with the continued use thereof in the conduct of normal operations, and (ii) all of the material personal properties owned, leased or subleased by SBG, Northside Bank and their respective subsidiaries are in good operating condition and repair, subject only to ordinary wear and tear and/or minor defects which do not interfere with the continued use thereof in the conduct of normal operations.

         Section 3.14 Real Estate. (a) Disclosure Schedule 3.14(a) identifies and sets forth a complete legal description for each parcel of real estate or interest therein owned, leased or subleased by SBG, Northside Bank or any of their respective subsidiaries or in which SBG, Northside Bank or any of their respective subsidiaries has any ownership or leasehold interest.

                 (b) Disclosure Schedule 3.14(b) lists or otherwise describes each and every written or oral lease or sublease under which SBG, Northside Bank or any of their respective subsidiaries is the lessee of any real property and which relates in any manner to the operation of the businesses of SBG, Northside Bank or any of their respective subsidiaries.
All rentals due under such leases have been paid and there exists no material default under the terms of any lease and no event has occurred which, upon the passage of time or giving of notice, or both, would result in any event of default or prevent SBG, Northside Bank or any of their respective subsidiaries, as appropriate, from exercising and obtaining the benefits of any options or other rights contained therein, except for defaults which individually or in the aggregate would not have a material adverse effect on the Condition of SBG on a consolidated basis. Except as set forth in Disclosure Schedule 3.14(b), SBG, Northside Bank and their respective subsidiaries have all right, title and interest as a lessee under the terms of each lease or sublease, free and clear of all liens, claims or encumbrances (other than the rights of the lessor), and all such leases are valid and in full force and effect. SBG, Northside Bank and their respective subsidiaries have the right under each such lease and sublease to occupy, use, possess, and control all property leased or subleased by SBG, Northside Bank and their respective subsidiaries and, as of the Effective Time of the Merger, shall have the right to transfer each lease or sublease pursuant to this Agreement.

                 (c) To the knowledge of SBG or Northside Bank, none of SBG, Northside Bank or any of their respective subsidiaries has violated, or is currently in violation of, any law, regulation or ordinance relating to the ownership or use of the real estate and real estate interests described in Disclosure Schedules 3.14(a) and 3.14(b) including, but not limited to any law, regulation or ordinance relating to zoning, building, occupancy, environmental or comparable matter which individually or in the aggregate would have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (d) Except as described in Disclosure Schedule 3.14(d), as to each parcel of real property owned or used by SBG, Northside Bank or any of their respective subsidiaries, none of SBG, Northside Bank or any of their respective subsidiaries has received notice of any pending or, to the knowledge of SBG, Northside Bank and their respective subsidiaries threatened condemnation proceedings, litigation proceedings or mechanics or materialmen's liens.

         Section 3.15     Environmental Matters.

                 (a) Each of SBG, Northside Bank, their respective subsidiaries, the Participation Facilities (as defined below), and the Loan Properties (as defined below) are, and have been, in compliance with all applicable laws, rules, regulations, standards and requirements of the United States Environmental Protection Agency and all state and local agencies with jurisdiction over pollution or protection of the environment, except for violations which, individually or in the aggregate, will not have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (b) There is no litigation pending or, to the knowledge of SBG, Northside Bank and their respective subsidiaries, threatened before any court, governmental agency or board or other forum in which SBG, Northside Bank or any of their respective subsidiaries or any Participation Facility has been or, with respect to threatened litigation, may be, named as defendant (i) for alleged noncompliance (including by any predecessor), with any Environmental Law (as defined below) or (ii) relating to the release into the environment of any Hazardous Material (as defined below) or oil, whether or not occurring or on a site owned, leased or operated by SBG, Northside Bank or any of their respective subsidiaries or any Participation Facility, except for such litigation pending or threatened that will not, individually or in the aggregate, have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (c) There is no litigation pending or, to the knowledge of SBG, Northside Bank and their respective subsidiaries, threatened before any court, governmental agency or board or other forum in which any Loan Property (or SBG, Northside Bank or any of their respective subsidiaries in respect of such Loan Property) has been or, with respect to threatened litigation, may be, named as a defendant or potentially responsible party (i) for alleged noncompliance (including by any predecessor) with any Environmental Law or (ii) relating to the release into the environment of any Hazardous Material or oil, whether or not occurring at, on or involving a Loan Property, except for such litigation pending or threatened that will not individually or in the aggregate, have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (d) To the knowledge of SBG, Northside Bank and their respective subsidiaries, there is no reasonable basis for any litigation of a type described in Sections 3.15(b) or 3.15(c) of this Agreement, except as will not have, individually or in the aggregate, a material adverse effect on the Condition of SBG on a consolidated basis.

                 (e) During the period of (i) ownership or operation by SBG, Northside Bank or any of their respective subsidiaries of any of their respective current properties, (ii) participation by SBG, Northside Bank or any of their respective subsidiaries in the management of any Participation Facility, or (iii) holding by SBG, Northside Bank or any of their respective subsidiaries of a security interest in any Loan Property, there have been no releases of Hazardous Material or oil in, on, under or affecting such properties, except where such releases have not and will not, individually or in the aggregate, have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (f) Prior to the period of (i) ownership or operation by SBG, Northside Bank or any of their respective subsidiaries of any of their respective current properties, (ii) participation by SBG, Northside Bank or any of their respective subsidiaries in the management of any Participation Facility, or (iii) holding by SBG, Northside Bank or any of their respective subsidiaries of a security interest in any Loan Property, to the knowledge of SBG, Northside Bank and their respective subsidiaries, there were no releases of Hazardous Material or oil in, on, under or affecting any such property, Participation Facility or Loan Property, except where such releases have not and will not, individually or in the aggregate, have a material adverse effect on the Condition of SBG on a consolidated basis.

                 (g) "Environmental Law" means any federal, state, local or foreign law, statute, ordinance, rule, regulation, code, license, permit, authorization, approval, consent, order, judgment, decree, injunction or agreement with any regulatory agency relating to (i) the protection, preservation or restoration of the environment (including, without limitation, air, water vapor, surface water, groundwater, drinking water supply, surface soil, subsurface soil, plant and animal life or any other natural resource), and/or
(ii) the use, storage, recycling, treatment, generation, transportation, processing, handling, labeling, production, release or disposal of any substance presently listed, defined, designated or classified as hazardous, toxic, radioactive or dangerous, or otherwise regulated, whether by type or by substance as a component; "Loan Property" means any property owned by SBG, Northside Bank or any of their respective subsidiaries, or in which SBG, Northside Bank or any of their respective subsidiaries holds a security interest, and, where required by the context, includes the owner or operator of such property, but only with respect to such property; "Hazardous Material" means any pollutant, contaminant, or hazardous substance within the meaning of the Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section 9601 et seq., or any similar federal, state or local law; and "Participation Facility" means any facility in which SBG, Northside Bank or any of their respective subsidiaries participate in the management and, where required by the context, includes the owner or operator of such facility, but only with respect to such facility.

         Section 3.16 Commitments and Contracts. Except as set forth in Disclosure Schedule 3.16, none of SBG, Northside Bank or any of their respective subsidiaries is a party or subject to any of the following (whether written or oral, express or implied):

                 (a) Any employment contract or understanding (including any understandings or obligations with respect to severance or termination pay liabilities or fringe benefits) with any present or former officer, director, employee, including in any such person's capacity as a consultant (other than those which either are terminable at will without any further amount being payable thereunder or as a result of such termination by SBG, Northside Bank or any of their respective subsidiaries);

                 (b)      Any labor contract or agreement with any labor union;

                 (c) Any contract covenants which limit the ability of SBG, Northside Bank or any of their respective subsidiaries to compete in any line of business or which involve any restriction of the geographical area in which SBG, Northside Bank or any of their respective subsidiaries may carry on its business (other than as may be required by law or applicable regulatory authorities);

                 (d) Any lease (other than real estate leases described on Disclosure Schedule 3.14(b)) or other agreements or contracts with annual payments aggregating $5,000 or more; or

                 (e) Any other contract or agreement which would be required to be disclosed in reports filed by SBG with the SEC or the FRB and which has not been so disclosed.

         Section 3.17 Regulatory Matters. None of SBG, Northside Bank or any of their respective subsidiaries has agreed to take any action or has any knowledge of any fact or has agreed to any circumstance that would materially impede or delay receipt of any Consents of any Regulatory Authorities referred to in this Agreement including, matters relating to the Community Reinvestment Act and protests thereunder.

         Section 3.18 Registration Obligations. None of SBG, Northside Bank or any of their respective subsidiaries is under any obligation, contingent or otherwise, which will survive the Merger to register any of its securities under the Securities Act of 1933 or any state securities laws.

         Section 3.19 State Takeover Laws. This Agreement and the transactions contemplated hereby are not subject to or restricted by any applicable state anti-takeover statute.

         Section 3.20 Insurance. SBG and Northside Bank are presently insured, and during each of the past three calendar years have been insured, for reasonable amounts against such risks as companies or institutions engaged in a similar business would, in accordance with good business practice, customarily be insured. To the knowledge of SBG, Northside Bank and their respective subsidiaries, the policies of fire, theft, liability and other insurance maintained with respect to the assets or businesses of SBG, Northside Bank and their respective subsidiaries provide adequate coverage against loss, and the fidelity bonds in effect as to which SBG, Northside Bank or any of their respective subsidiaries is named an insured are sufficient for their purpose. Such policies of insurance are listed and described in Disclosure
Schedule 3.20.

         Section 3.21 Labor. No work stoppage involving SBG, Northside Bank or any of their respective subsidiaries is pending as of the date hereof or, to the knowledge of SBG, Northside Bank and their respective subsidiaries, threatened. None of SBG, Northside Bank or any of their respective subsidiaries is involved in, or, to the knowledge of SBG, Northside Bank and their respective subsidiaries, threatened with or affected by, any proceeding asserting that SBG, Northside Bank or any of their respective subsidiaries has committed an unfair labor practice or any labor dispute, arbitration, lawsuit or administrative proceeding which might reasonably be expected to have a material adverse effect on the Condition of SBG on a consolidated basis. No union represents or claims to represent any employees of SBG, Northside Bank or any of their respective subsidiaries, and, to the knowledge of SBG, Northside Bank and their respective subsidiaries, no labor union is attempting to organize employees of SBG, Northside Bank or any of their respective subsidiaries.

         Section 3.22 Compliance with Laws. Each of SBG, Northside Bank and their respective subsidiaries has conducted its business in accordance with all applicable federal, foreign, state and local laws, regulations and orders, and each is in compliance with such laws, regulations and orders, except for such violations or non-compliance, which when taken together as a whole, will not have a material adverse effect on the Condition of SBG on a consolidated basis. Except as disclosed in Disclosure Schedule 3.22, none of SBG, Northside Bank or any of their respective subsidiaries:

                 (a) To the knowledge of SBG and Northside Bank, is in violation of any laws, orders or permits applicable to its business or the employees or agents or representatives conducting its business, except for violations which individually or in the aggregate do not have and will not have a material adverse effect on the Condition of SBG on a consolidated basis; and

                 (b) Has received a notification or communication from any agency or department of federal, state or local government or the Regulatory Authorities or the staff thereof (i) asserting that SBG, Northside Bank or any of their respective subsidiaries is not in compliance with any laws or orders which such governmental authority or Regulatory Authority enforces, where such noncompliance is not reasonably likely to have a material adverse effect on the Condition of SBG on a consolidated basis, (ii) threatening to revoke any permit, the revocation of which is reasonably likely to have a material adverse effect on the Condition of SBG on a consolidated basis, (iii) requiring SBG, Northside Bank or any of their respective subsidiaries to enter into any cease and desist order, formal agreement, commitment or memorandum of understanding, or to adopt any resolutions or similar undertakings, or (iv) directing, restricting or limiting, or purporting to direct, restrict or limit in any manner, the operations of SBG, Northside Bank or any of their respective subsidiaries, including, without limitation, any restrictions on the payment of dividends.

         Section 3.23 Transactions with Management. Except for (a) deposits, all of which are on terms and conditions comparable to those made available to other customers of Northside Bank at the time such deposits were entered into, (b) the loans to directors or executive officers listed on Disclosure Schedule 3.5, (c) the agreements listed on Disclosure Schedule 3.16, and (d) the items described on Disclosure Schedule 3.23, there are no contracts with or commitments to present or former stockholders, directors, officers or employees involving the expenditure of more than $1,000 as to any one individual, including, with respect to any business directly or indirectly controlled by any such person, or $5,000 for all such contracts for commitments in the aggregate for all such individuals.

         Section 3.24 Proxy Materials. None of the information relating to SBG, Northside Bank or any of their respective subsidiaries to be included in the Proxy Statement which is to be mailed to the shareholders of SBG in connection with the solicitation of their approval of this Agreement will, at the time such Proxy Statement is mailed or at the time of the meeting of shareholders to which such Proxy Statement (including as supplemented) relates, be false or misleading with respect to any material fact, or omit to state any material fact, necessary in order to make a statement therein not false or misleading. The legal responsibility for the contents of such Proxy Statement (other than information supplied by SouthTrust concerning SouthTrust or any of its subsidiaries) shall be and remain with SBG, Northside Bank and their respective subsidiaries.

         Section 3.25 Deposit Insurance. The deposit accounts of Northside Bank are insured by the Bank Insurance Fund in accordance with the provisions of the Federal Deposit Insurance Act (the "Act"); Northside Bank has paid all regular premiums and special assessments and filed all reports required under the Act.

         Section 3.26 Untrue Statements and Omissions. No representation or warranty contained in Article III of this Agreement or in the Disclosure Schedules of SBG contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.



                                   ARTICLE IV

                       REPRESENTATIONS AND WARRANTIES OF
                             SOUTHTRUST AND ST-SUB


         SouthTrust and ST-Sub hereby represent and warrant to SBG as follows as of the date hereof and also on the Effective Time of the Merger (except as otherwise provided):

         Section 4.1 Organization and Related Matters of SouthTrust. (a) SouthTrust is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. SouthTrust has the corporate power and authority to own or lease all of its properties and assets and to carry on its business as now conducted, or as proposed to be conducted pursuant to this Agreement, and SouthTrust is licensed or qualified to do business in each jurisdiction in which the nature of the business conducted by SouthTrust, or the character or location of the properties and assets owned or leased by SouthTrust makes such licensing or qualification necessary, except where the failure to be so licensed or qualified would not have a material adverse effect on the business, assets, operations, financial condition or results of operations of SouthTrust on a consolidated basis (the "Condition of SouthTrust"). SouthTrust is duly registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. True and correct copies of the Restated Certificate of Incorporation of SouthTrust and the Bylaws of SouthTrust, each as amended to the date hereof, have been made available to SBG.

                 (b) SouthTrust has in effect all federal, state, local and foreign governmental, regulatory and other authorizations, permits and licenses necessary for it to own or lease its properties and assets and to carry on its business as now conducted, the absence of which, either individually or in the aggregate, would have a material adverse effect on the Condition of SouthTrust on a consolidated basis.

                 (c) The minute books of SouthTrust contain complete and accurate records in all material respects of all meetings and other corporate actions held or taken by the shareholders and Boards of Directors of SouthTrust.

         Section 4.2 Organization and Related Matters of ST-Sub. (a) ST-Sub is, or as of the Effective Time of the Merger will be a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia. ST-Sub has, or will have, as of the Effective Time of the Merger, the corporate power and authority to own or lease all of its properties and assets and to carry on its business as now conducted, or as proposed to be conducted pursuant to this Agreement, and ST-Sub is or will be licensed or qualified to do business in each jurisdiction which the nature of the business conducted or to be conducted by ST-Sub, or the character or location or the properties and assets owned or leased by ST-Sub make such licensing or qualification necessary, except where the failure to be so licensed or qualified (or steps necessary to cure such failure) would not have a material adverse effect on the Condition of SouthTrust on a consolidated basis. True and correct copies of the Certificate or Articles of Incorporation and Bylaws of ST-Sub, as each may be amended to the date hereof, will be made available to SBG.

                 (b) ST-Sub, as of the Effective Time of the Merger, will have in effect all federal, state, local and foreign governmental, regulatory or other authorizations, permits and licenses necessary for it to own or lease its properties and assets and to carry on its business as proposed to be conducted, the absence of which, either individually or in the aggregate, would have a material adverse effect on the Condition of SouthTrust on a consolidated basis.

                 (c) As of the Effective Time of the Merger, the minute books of ST-Sub will contain complete and accurate records in all material respects of all meetings and other corporate actions held or taken by the shareholders and Board of Directors of ST-Sub.

         Section 4.3 Capitalization. As of December 31, 1994, the authorized capital stock of SouthTrust consisted of 200,000,000 shares of common stock, par value $2.50 per share, ________________ shares (which includes the rights associated with such shares pursuant to that certain Rights Agreement dated as of February 22, 1989 between SouthTrust and Mellon Bank, N.A.) of which are issued and outstanding (exclusive of any such shares held in the treasury of SouthTrust as of the date hereof), and 5,000,000 shares of preferred stock, par value $1.00 per share, none of which is issued and outstanding as of the date hereof. All issued and outstanding SouthTrust Shares have been duly authorized and validly issued, and all such shares are fully paid and nonassessable.

         Section 4.4 Authorization. The execution, delivery, and performance of this Agreement, and the consummation of the transactions contemplated hereby and in any related agreements, have been or, as of the Effective Time of the Merger and prior to the mailing of the Proxy Statement to shareholders of SBG, will have been duly authorized by the Boards of Directors of SouthTrust and ST-Sub, and no other corporate proceedings on the part of SouthTrust or ST-Sub are or will be necessary to authorize this Agreement and the transactions contemplated hereby. This Agreement is the valid and binding obligation of SouthTrust and ST-Sub enforceable against each in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors rights generally and except that the availability of the equitable remedy of specific performance or injunctive relief is subject to the discretion of the court before which any proceeding may be brought. Neither the execution, delivery or performance of this Agreement nor the consummation of the transactions contemplated hereby will (i) violate any provision of the Restated Certificate of Incorporation or Bylaws of SouthTrust or the Articles or Certificate of Incorporation or Bylaws of ST-Sub or, (ii) to SouthTrust's knowledge and assuming that any necessary Consents are duly obtained, (A) violate, conflict with, result in a breach of any provisions of, constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default) under, result in the termination of, accelerate the performance required by or result in the creation of any lien, security interest, charge or other encumbrance upon any of the properties or assets of SouthTrust or ST-Sub under, any of the terms, conditions or provisions of any note, bond, mortgage, indenture, deed of trust, license, permit, lease, agreement or other instrument or obligation to which SouthTrust or ST-Sub is a party, or by which SouthTrust or ST-Sub or any of their respective properties or assets may be bound or affected, (B) violate any statute, code, ordinance, rule, regulation, judgment, order, writ, decree or injunction applicable to SouthTrust or ST-Sub or any of their respective material properties or assets, except for (X) such conflicts, breaches or defaults as are set forth in Disclosure Schedule 4.4; and (Y) with respect to (B) and (C) above, such as individually or in the aggregate will not have a material adverse effect on the Condition of SouthTrust on a consolidated basis.

         Section 4.5 Financial Statements. (a) SouthTrust has made available to SBG copies of the consolidated financial statements of SouthTrust as of and for the years ended December 31, 1993 and 1992, and as of and for the periods ended March 31, 1994, June 30, 1994, and September 30, 1994, and SouthTrust will make available to SBG, as soon as practicable following the preparation of additional consolidated financial statements for each subsequent calendar quarter or year of SouthTrust, the consolidated financial statements of SouthTrust as of and for such subsequent calendar quarter or year (such consolidated financial statements, unless otherwise indicated, being hereinafter referred to collectively as the "Financial Statements of SouthTrust").

                 (b) Each of the Financial Statements of SouthTrust (including the related notes) have been or will be prepared in all material respects in accordance with generally accepted accounting principles, which principles have been or will be consistently applied during the periods involved, except as otherwise noted therein, and the books and records of SouthTrust have been, are being, and will be maintained in all material respects in accordance with applicable legal and accounting requirements and reflect only the actual transactions. Each of the Financial Statements of SouthTrust (including the related notes) fairly presents or will fairly present the consolidated financial position of SouthTrust as of the respective dates thereof and fairly presents or will fairly present the results of operations of SouthTrust for the respective periods therein set forth.

                 (c) Since December 31, 1993, SouthTrust has not incurred any obligation or liability (contingent or otherwise) that has or might reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Condition of SouthTrust on a consolidated basis, except obligations and liabilities (i) which are accrued or reserved against in the Financial Statements of SouthTrust or reflected in the notes thereto, and (ii) which were incurred after December 31, 1993 in the ordinary course of business consistent with past practices. Since December 31, 1993, and except for the matters described in (i) and (ii) above, SouthTrust has not incurred or paid any obligation or liability which would be material to the Condition of SouthTrust on a consolidated basis.

         Section 4.6 Absence of Certain Changes or Events. Since December 31, 1993, there has not been any material adverse change in the Condition of SouthTrust on a consolidated basis, and to the knowledge of

SouthTrust, no fact or condition exists which might reasonably be expected to cause such a material adverse change in the future.

         Section 4.7 Legal Proceedings, Etc. Except as set forth on Disclosure Schedule 4.7 hereto, SouthTrust is not a party to any, and there are no pending, or, to the knowledge of SouthTrust, threatened, legal, administrative, arbitrary or other proceedings, claims, actions, causes of action or governmental investigations of any nature against SouthTrust challenging the validity or propriety of the transactions contemplated by this Agreement or which would be required to be reported by SouthTrust pursuant to
Item 103 of Regulation S-K promulgated by the SEC.

         Section 4.8 Insurance. SouthTrust has in effect insurance coverage with insurers which, in respect of amounts, premiums, types and risks insured, constitutes reasonably adequate coverage against all risks customarily insured against by institutions comparable in size and operation to SouthTrust.

         Section 4.9 Consents and Approvals. Except for (i) the filing by SouthTrust of the Registration Statement which shall include the Proxy Statement with the SEC and the review and clearance thereof by the SEC (ii) the Consents of the Georgia Department, the FRB and, in the case of the Subsidiary Merger Agreement, the OCC; (iii) approval of this Agreement by the respective shareholders of ST-Sub and SBG; (iv) filing of Articles of Merger with the State of Georgia; and (v) as previously disclosed, no consents or approvals by, or filings or registrations with, any third party or any public body, agency or authority are necessary in connection with the execution and delivery by SouthTrust and ST-Sub or, to the knowledge of SouthTrust, by SBG of this Agreement, and the consummation of the Merger and the other transactions contemplated hereby.

         Section 4.10 Accounting, Tax, Regulatory Matters. SouthTrust has not agreed to take any action, has no knowledge of any fact and has not agreed to any circumstance that would (i) prevent the transactions contemplated hereby, including the Merger, from qualifying as a reorganization within the meaning of Section 368 of the Code, or (ii) materially impede or delay receipt of any Consent from any Regulatory Authority referred to in the Agreement, including matters relating to the Community Reinvestment Act and protests thereunder.

         Section 4.11 Proxy Materials. None of the information relating solely to SouthTrust or any of its subsidiaries to be included or incorporated by reference in the Proxy Statement which is to be mailed to the shareholders of SBG in connection with the solicitation of their approval of this Agreement will, at the time such Proxy Statement is mailed or at the time of the meeting of shareholders of SBG to which such Proxy Statement relates, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make a statement therein not false or misleading. The legal responsibility for the contents of the information supplied by SouthTrust and relating solely to SouthTrust which is either included or incorporated by reference in the Proxy Statement shall be and remain with SouthTrust.

         Section 4.12 No Broker's or Finder's Fees. Neither SouthTrust nor ST-Sub or any of their subsidiaries, affiliates or employers has employed any broker or finder or incurred any liability for any broker's fees, commissions or finder's fees in connection with this Agreement or the consummation of any of the transactions contemplated herein.

         Section 4.13 Untrue Statements and Omissions. No representation or warranty contained in Article IV of this Agreement or in the Disclosure Schedules of SouthTrust or ST-Sub contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 4.14 Compliance with Laws. SouthTrust has conducted its business in accordance with all applicable federal, foreign, state and local laws, regulations and orders and is in compliance with such laws, regulations and orders, except for such violations or noncompliance, which when taken together as a whole, will not have a material adverse effect on the Condition of SouthTrust. Except as disclosed in Disclosure Schedule 4.14, SouthTrust:

                 (a) To its knowledge, is not in violation of any laws, orders or permits applicable to its business or the employees or agents or representatives conducting its business, except for violations which individually or in the aggregate do not have and will not have a material adverse effect on the Condition of SouthTrust on a consolidated basis; and

                 (b) Has not received a notification or communication from any agency or department of federal, state or local government or the Regulatory Authorities or the staff thereof (i) asserting that SouthTrust is not in compliance with any laws or orders which such governmental authority or Regulatory Authority enforces, where such noncompliance is reasonably likely to have a material adverse effect on the Condition of SouthTrust on a consolidated basis, (ii) threatening to revoke any permit, the revocation of which is reasonably likely to have a material adverse effect on the Condition of SouthTrust on a consolidated basis, (iii) requiring SouthTrust to enter into any cease and desist order, formal agreement, commitment or memorandum of understanding, or to adopt any resolutions or similar undertakings, or (iv) directing, restricting or limiting, or purporting to direct, restrict or limit in any manner, the operations of SouthTrust, including, without limitation, any restrictions on the payment of dividends.


                                   ARTICLE V

                            COVENANTS AND AGREEMENTS


         Section 5.1 Conduct of the Business of SBG. (a) During the period from the date of this Agreement to the Effective Time of the Merger, SBG shall, and shall cause Northside Bank and each direct or indirect subsidiary to, (i) conduct its business in the usual, regular and ordinary course consistent with past practice and prudent banking principles, (ii) use its best efforts to maintain and preserve intact its business organization, employees, goodwill with customers and advantageous business relationships and retain the services of its officers and key employees, and (iii) except as required by law or regulation, take no action which would adversely affect or delay the ability, in any material respect, of SBG or SouthTrust to obtain any Consent from any Regulatory Authorities or other approvals required for the consummation of the transactions contemplated hereby or to perform its covenants and agreements under this Agreement.

                 (b) During the period from the date of this Agreement to the Effective Time of the Merger, except as required by law or regulation, SBG shall not, and it shall not permit Northside Bank or any of their respective subsidiaries, without the prior written consent of SouthTrust, to:

         (i) change, delete or add any provision of or to the Articles of Incorporation or Bylaws of SBG, Northside Bank or any of their respective subsidiaries;

         (ii) except for the issuance of SBG Shares pursuant to the terms of the SBG Options, change the number of shares of the authorized, issued or outstanding capital stock of SBG, including any issuance, purchase, redemption, split, combination or reclassification thereof, or issue or grant any option, warrant, call, commitment, subscription, right or agreement to purchase relating to the authorized or issued capital stock of SBG, declare, set aside or pay any dividend or other distribution with respect to the outstanding capital stock of SBG;

         (iii) incur any material liabilities or material obligations (other than deposit liabilities and short-term borrowings in the ordinary course of business), whether directly or by way of guaranty, including any obligation for borrowed money, or whether evidenced by any note, bond, debenture, or similar instrument, except in the ordinary course of business consistent with past practice;

         (iv) make any capital expenditures individually in excess of $25,000, or in the aggregate in excess of $50,000 other than pursuant to binding commitments existing on December 31, 1994 and disclosed in a Disclosure Schedule delivered pursuant to
                 Article III of this Agreement or in the annexed Schedule 5.1(b)(iv) and other than expenditures necessary to maintain existing assets in good repair;

         (v) sell, transfer, convey or otherwise dispose of any real property (including "other real estate owned") or interest therein having a book value in excess of or in exchange for consideration in excess of $10,000;

         (vi) except for the bonuses to be paid to the employees identified in Disclosure Schedule 5.1(b)(vi)(A), which bonuses are to be paid as of the Effective Time of the Merger in the respective amounts set forth in Disclosure Schedule 5.1(b)(vi)(A) to such employees who remain employed by SBG or Northside Bank through the Effective Time of the Merger in the same or similar capacities in which such employees are employed as of the date hereof, and except for the payment described in the letter agreement annexed hereto as Disclosure Schedule 5.1(b)(vi)(B), pay any bonuses to any employee; enter into any new, or amend in any respect any existing, employment, consulting, non-competition or independent contractor agreement with any person; alter the terms of any existing incentive bonus or commission plan; adopt any new or amend in any material respect any existing employee benefit plan, except as may be required by law; grant any general increase in compensation to its employees as a class or to its officers except for non-executive officers in the ordinary course of business and consistent with past practices and policies or except in accordance with the terms of an enforceable written agreement; grant any material increases in fees or other increases in compensation or in other benefits to any of its directors; or effect any change in any material respect in retirement benefits to any class of employees or officers, except as required by law;

         (vii) enter into or extend any agreement, lease or license relating to real property, personal property, data processing or bankcard functions relating to SBG, Northside Bank or any of their respective subsidiaries that involves an aggregate of $10,000; or

         (viii) acquire twenty percent (20%) or more of the assets or equity securities of any person or acquire direct or indirect control of any person, other than in connection with (A) any internal reorganization or consolidation involving existing subsidiaries of SBG or Northside Bank which has been approved in advance in writing by SouthTrust, (B) foreclosures in the ordinary course of business, (C) acquisitions of control by a banking subsidiary in a fiduciary capacity or (D) the creation of new subsidiaries organized to conduct and continue activities otherwise permitted by this Agreement.

         Section 5.2 Current Information. During the period from the date of this Agreement to the Effective Time of the Merger or the time of termination or abandonment of this Agreement, SBG will cause one or more of its designated representatives to confer on a regular and frequent basis with representatives of SouthTrust and to report the general status of the ongoing operations of SBG. SBG will promptly notify SouthTrust of any material change in the normal course of business or the operations or the properties of SBG, Northside Bank or any of their respective subsidiaries, any governmental complaints, investigations or hearings (or communications indicating that the same may be contemplated) affecting SBG, Northside Bank or their respective subsidiaries, the institution or the threat of material litigation, claims, threats or causes of action involving SBG, Northside Bank or any of their respective subsidiaries, and will keep SouthTrust fully informed of such events. SBG will furnish to SouthTrust, promptly after the preparation and/or receipt by SBG thereof, copies of its unaudited periodic financial statements and call reports for the applicable periods then ended, and such financial statements and call reports shall, upon delivery to SouthTrust, be treated, for purposes of Section 3.3 hereof, as among the Financial Statements of SBG, the Financial Statements of Northside Bank and the Call Reports of Northside Bank.

         Section 5.3 Access to Properties; Personnel and Records. (a) So long as this Agreement shall remain in effect, SBG, Northside Bank and their respective subsidiaries, shall permit SouthTrust or its agents full access, during normal business hours, to the properties of SBG, Northside Bank and their respective subsidiaries, and shall disclose and make available (together with the right to copy) to SouthTrust and to its internal auditors, loan review officers, attorneys, accountants and other representatives, all books, papers and records relating to the assets, stock, properties, operations, obligations and liabilities of SBG, Northside Bank or their respective subsidiaries, including all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, bylaws, contracts and agreements, filings with any regulatory agency, examination reports, correspondence with regulatory or taxing authorities, documents relating to assets, titles, abstracts, appraisals, consultant's reports, plans affecting employees, securities transfer records and stockholder lists, and any other assets, business activities or prospects in which SouthTrust may have a reasonable interest, and SBG, Northside Bank and their respective subsidiaries shall use their reasonable best efforts to provide SouthTrust and its representatives access to the work papers of SBG's, Northside Bank's and their respective subsidiaries' accountants. SBG, Northside Bank and their respective subsidiaries shall not be required to provide access to or to disclose information where such access or disclosure would violate or prejudice the rights of any customer, would contravene any law, rule, regulation, order or judgment or would violate any confidentiality agreement; provided that SBG, Northside Bank and their respective subsidiaries shall cooperate with SouthTrust in seeking to obtain Consents from appropriate parties under whose rights or authority access is otherwise restricted. The foregoing rights granted to SouthTrust shall not, whether or not and regardless of the extent to which the same are exercised, affect the representations and warranties made in this Agreement by SBG, Northside Bank or their respective subsidiaries.

                 (b) As long as this Agreement shall remain in effect, SouthTrust and ST-Sub shall permit SBG or its agents reasonable access, during normal business hours, to such of the properties of SouthTrust and ST-Sub, and shall disclose and make available (together with the right to copy) to SBG and to its attorneys, accountants and other representatives, documents, bylaws, contracts and agreements, filings with any regulatory agency, examination reports, correspondence with regulatory or taxing authorities and such other materials as, in light of the structure of the transactions contemplated by this Agreement, including the relative sizes of SouthTrust and SBG, are customary and reasonable under the circumstances. Without limiting the foregoing, SouthTrust shall not be required to provide access to or to disclose information where such access or disclosure would violate or prejudice the rights of any customer, would contravene any law, rule, regulation, order or judgement or would violate any confidentiality agreement. The foregoing rights granted to SBG shall not, whether or not and regardless of the extent to which the same are exercised, affect the representations and warranties made in this Agreement by SouthTrust and ST-Sub.

                 (c) All information furnished by the parties hereto pursuant to this Agreement shall be treated as the sole property of the party providing such information until the consummation of the Merger contemplated hereby and, if such transaction shall not occur, the party receiving the information shall return to the party which furnished such information, all documents or other materials containing, reflecting or referring to such information, shall use its best efforts to keep confidential all such information, and shall not directly or indirectly use such information for any competitive or other commercial purposes. The obligation to keep such information confidential shall continue for two (2) years from the date the proposed transactions are abandoned but shall not apply to (i) any information which (A) the party receiving the information was already in possession of prior to disclosure thereof by the party furnishing the information, (B) was then available to the public, or (C) became available to the public through no fault of the party receiving the information; or (ii) disclosures pursuant to a legal requirement or in accordance with an order of a court of competent jurisdiction or regulatory agency; provided that the party which is the subject of any such legal requirement or order shall use its best efforts to give the other party at least ten (10) business days prior notice thereof. Each party hereto acknowledges and agrees that a breach of any of their respective obligations under this Section 5.3 would cause the other irreparable harm for which there is no adequate remedy at law, and that, accordingly, each is entitled to injunctive and other equitable relief for the enforcement thereof in addition to damages or any other relief available at law.

         Section 5.4 Approval of SBG Shareholders. SBG will take all steps necessary under applicable laws to call, give notice of, convene and hold a meeting of its shareholders at such time as may be mutually agreed to by the parties for the purpose of approving this Agreement and the transactions contemplated hereby and for such other purposes consistent with the complete performance of this Agreement as may be necessary or desirable. Subject to the receipt of the fairness opinion described in Section 9.10 hereof (if not waived), the Board of Directors of SBG will recommend to its shareholders the approval of this Agreement and the transactions contemplated hereby and SBG will use its best efforts to obtain the necessary approvals by its shareholders of this Agreement and the transactions contemplated hereby.

         Section 5.5 No Other Bids. SBG, acting through any director or officer or other agent shall not now, nor shall it knowingly permit any of its subsidiaries to, nor shall it authorize or knowingly permit any officer, director or employee of, or any investment banker, attorney, accountant or other representative retained by SBG, Northside Bank or any of their respective subsidiaries, to solicit or encourage, including by way of furnishing information, any inquiries or the making of any proposal which may reasonably be expected to lead to any takeover proposal with respect to SBG, Northside Bank or any of their respective subsidiaries; provided, however, that the board of directors of SBG may furnish information to any person making a takeover proposal, and may discuss such takeover proposal with such person, if the board of directors has been advised by counsel that its failure to do so would violate its fiduciary duties. SBG shall promptly advise SouthTrust orally and in writing of any such inquiries or proposals received by SBG, Northside Bank or any of their respective subsidiaries after the date hereof. As used in this Section 5.5, "takeover proposal" shall mean any proposal for a merger or other business combination involving SBG, Northside Bank or any of their respective subsidiaries or for the acquisition of a significant equity interest in SBG, Northside Bank or any of their respective subsidiaries or for the acquisition of a significant portion of the assets of SBG, Northside Bank or any of their respective subsidiaries.

         Section 5.6 Notice of Deadlines. SBG shall notify SouthTrust in writing of any deadline to exercise an extension or termination of any material lease, agreement or license (including specifically real property leases and data processing agreements) to which SBG, Northside Bank or any of their respective subsidiaries is a party, at least ten (10) days prior to such deadline.

         Section 5.7 Affiliates. At least thirty (30) days prior to the Effective Time of the Merger, SBG shall deliver to SouthTrust a letter identifying all persons who are, at the time this Agreement is submitted for approval to the shareholders of SBG, "affiliates" of SBG for purposes of Rule 145 under the Securities Act of 1933. SBG shall use all reasonable efforts to cause each person who is identified as an "affiliate" in the letter referred to above to deliver to SouthTrust not later than thirty (30) days or prior to the Effective Time of the Merger, a written agreement, providing that such person will not sell, pledge, transfer, or otherwise dispose of the SBG Shares held by such person except as contemplated by such written agreement or by this Agreement and will not sell, pledge, transfer, or otherwise dispose of the SouthTrust Shares to be received by such person upon consummation of the Merger except in compliance with applicable provisions of the Securities Act of 1933, and the rules and regulations thereunder and until such time as the financial results covering at least thirty (30) days of combined operations of SouthTrust and SBG have been published within the meaning of Section 201.01 of the SEC's Codification of Financial Reporting Policies. If the Merger will qualify for pooling-of-interests accounting treatment, the SouthTrust Shares issued to such affiliates of SBG in exchange for the SBG Shares shall not be transferable until such time as the financial results covering at least thirty (30) days of combined operations of SouthTrust and SBG have been published within the meaning of Section 201.01 of the SEC's Codification of Financial Reporting Policies regardless of whether each such person has provided the written agreement referred to in this Section 5.7. SouthTrust shall not be required to maintain the effectiveness of the Registration Statement under the Securities Act of 1933 for the purposes of resale of SouthTrust Shares by such persons.

         Section 5.8 Maintenance of Properties. SBG, Northside Bank and their respective subsidiaries will maintain their respective properties and assets in satisfactory condition and repair for the purposes for which they are intended, ordinary wear and tear excepted.

         Section 5.9 Environmental Audits. At the election of SouthTrust made at least 60 days prior to the Effective Time of the Merger, SBG will, at SouthTrust's expense, with respect to each parcel of real property that SBG, Northside Bank or any of their respective subsidiaries owns, leases or subleases, procure and deliver to SouthTrust, at least thirty (30) days prior to the Effective Time of the Merger, a Phase I environmental audit, which audit shall be reasonably acceptable to and shall be conducted by a firm reasonably acceptable to SouthTrust.

         Section 5.10 Title Insurance. At the election of SouthTrust made at least 60 days prior to the Effective Time of the Merger, SBG will, at SouthTrust's expense, with respect to each parcel of real property that SBG, Northside Bank or any of their respective subsidiaries owns, leases or subleases, procure and deliver to SouthTrust, at least thirty (30) days prior to the Effective Time of the Merger, owner's title insurance issued in such amounts and by such insurance company reasonably acceptable to SouthTrust, which policy shall be free of all material exceptions to SouthTrust's reasonable satisfaction.

         Section 5.11 Surveys. At the election of SouthTrust made at least 60 days prior to the Effective Time of the Merger, with respect to each parcel of real property as to which a title insurance policy is to be procured pursuant to Section 5.10, SBG, at SouthTrust's expense, will procure and deliver to SouthTrust at least thirty (30) days prior to the Effective Time of the Merger, a survey of such real property, which survey shall be reasonably acceptable to and shall be prepared by a licensed surveyor reasonably acceptable to SouthTrust, disclosing the locations of all improvements, easements, sidewalks, roadways, utility lines and other matters customarily shown on such surveys and showing access affirmatively to public streets and roads and providing the legal description of the property in a form suitable for recording and insuring the title thereof (the "Survey"). The Survey shall not disclose any survey defect or encroachment from or onto such real property that has not been cured or insured over prior to the Effective Time of the Merger.

         Section 5.12 Compliance Matters. Prior to the Effective Time of the Merger, SBG shall take, or cause to be taken, all steps reasonably requested by SouthTrust to cure any deficiencies in regulatory compliance by SBG, Northside Bank or any of their respective subsidiaries, including compliance with Regulations Z and CC of the FRB); provided that neither SouthTrust nor ST-Sub shall be responsible for discovering or have any obligation to disclose the existence of such defects to SBG nor shall SouthTrust or ST-Sub have any liability resulting from such deficiencies or attempts to cure them.

         Section 5.13 Exemption Under Anti-Takeover Statutes. Prior to the Effective Time of the Merger, SBG will use its best efforts to take all steps, if any, required to exempt the transactions contemplated by this Agreement from any applicable state anti-takeover law.

         Section 5.14 Subsidiary Merger Agreement. Prior to the Effective Time of the Merger, ST-Bank and Northside Bank shall have executed and delivered the Subsidiary Merger Agreement substantially in the form annexed hereto as Exhibit 6.3. SBG agrees that it shall vote by action by written consent or as otherwise required the shares of capital stock of Northside Bank held by SBG in favor of such Subsidiary Merger Agreement and the transactions contemplated thereby.



                                   ARTICLE VI

                      ADDITIONAL COVENANTS AND AGREEMENTS


         Section 6.1 Best Efforts; Cooperation. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use its best efforts promptly to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations, or otherwise, including attempting to obtain all necessary Consents, to consummate and make effective, as soon as practicable, the transactions contemplated by this Agreement.

         Section 6.2 Regulatory Matters. (a) Following the execution and delivery of this Agreement, SouthTrust and SBG shall cause to be prepared and filed all required applications and filings with the Regulatory Authorities which are necessary or contemplated for the obtaining of the Consents of the Regulatory Authorities or consummation of the Merger. Such applications and filings shall be in such form as may be prescribed by the respective government agencies and shall contain such information as they may require. The parties hereto will cooperate with each other and use their best efforts to prepare and execute all necessary documentation, to effect all necessary or contemplated filings and to obtain all necessary or contemplated permits, consents, approvals, rulings and authorizations of government agencies and third parties which are necessary or contemplated to consummate the transactions contemplated by this Agreement, including, without limitation, those required or contemplated from the Regulatory Authorities, and the shareholders of SBG.
Each of the parties shall have the right to review and approve in advance, which approval shall not be unreasonably withheld, any filing made with, or written material submitted to, any government agencies in connection with the transactions contemplated by this Agreement.

                 (b) Each party hereto will furnish the other party with all information concerning itself, its subsidiaries, directors, trustees, officers, shareholders and depositors, as applicable, and such other matters as may be necessary or advisable in connection with any statement or application made by or on behalf of any such party to any governmental body in connection with the transactions, applications or filings contemplated by this Agreement. Upon request, the parties hereto will promptly furnish each other with copies of written communications received by them or their respective subsidiaries from, or delivered by any of the foregoing to, any governmental body in respect of the transactions contemplated hereby.

         Section 6.3 Other Matters. (a) The parties acknowledge that nothing in this Agreement shall be construed as constituting an employment agreement between SouthTrust or any of its affiliates and any officer or employee of SBG, Northside Bank or any of their respective subsidiaries or an obligation on the part of SouthTrust or any of its affiliates to employ any such officers or employees, except that Southtrust agrees that it shall cause ST-Sub and ST-Bank to assume and be bound by the severance policy of Northside Bank as set forth in Disclosure Schedule 5.15 attached hereto if any Northside Bank employees covered by such severance policy are terminated by SouthTrust, ST-Sub or ST-Bank within one (1) year following the Effective Time of the Merger; provided, however, that if the severance policy of SouthTrust contemplates severance payments that are at least comparable to those contemplated by the severance policy of Northside Bank, SouthTrust, prior to the expiration of the one year period, may elect to cover such Northside Bank employees under SouthTrust's severance policy.

                 (b) The parties agree that appropriate steps shall be taken to terminate all employee benefit plans of SBG other than the SBG 401(k) Plan (the "SBG 401(k) Plan"), as of the Effective Time of the Merger or as promptly as practicable thereafter. Following the termination of all such plans (other than the SBG 401(k) Plan), and subject to Section 6.3(c) hereof, SouthTrust agrees that the officers and employees of SBG who the Surviving Corporation employs shall be eligible to participate in SouthTrust's employee benefit plans, including welfare and fringe benefit plans on the same basis as and subject to the same conditions as are applicable to any newly-hired employee of SouthTrust; provided, however, that:

                          (i) with respect to SouthTrust's group medical insurance plan, SouthTrust shall credit each such employee for eligible expenses incurred by such employee and his or her dependents (if applicable) under SBG's group medical insurance plan during the current calendar year for purposes of satisfying the deductible provisions under SouthTrust's plan for such current year, and SouthTrust shall waive all waiting periods under said plans for pre-existing conditions; and

                          (ii) credit for each such employee's past service with SBG, Northside Bank or any of their respective subsidiaries prior to the Effective Time of the Merger ("Past Service Credit") shall be given by SouthTrust to such employees for purposes of:

                                  (1)      determining vacation and sick leave
                          benefits and accruals, in accordance with the established policies of SouthTrust;

                                  (2)      establishing eligibility for
                          participation in and vesting under SouthTrust's employee benefit plans (including welfare and fringe benefit plans), and for purposes of determining the scheduling of vacations and other determinations (including severance pay) which are made based on length of service;provided, however, notwithstanding anything contained in this Agreement to the contrary, past service credit shall not be given to any such employee for purposes of establishing eligibility for participation in the 1990 Discounted Stock Plan of SouthTrust.

         (c) The parties further agree that the SBG 401(k) Plan will either be merged into the SouthTrust Corporation Employee's Profit Sharing Plan (the "ST PS Plan") or terminated effective as of December 31 of the year in which the Effective Time of the Merger occurs, or, if so elected by SouthTrust, as of the last day of the plan's first plan year ending after the Effective Time of the Merger. The determination as to whether the SBG 401(k) Plan shall be terminated or merged into the ST PS Plan shall be made by SouthTrust. From and after the termination of the SBG 401(k) Plan or the merger of the plan into the ST PS Plan for purposes of determining eligibility to participate in, and vesting in accrued benefits under both the ST PS Plan and the SouthTrust Corporation Revised Retirement Income Plan (the "ST Retirement Plan"), employment by SBG shall be credited as if it were employment by SouthTrust, but such service shall not be credited for purposes of determining benefit accrual under the ST Retirement Plan.

         Section 6.4 Indemnification. (a) SBG agrees to indemnify, defend and hold harmless SouthTrust and its subsidiaries, and each of their respective present and former officers, directors, employees and agents, from and against all losses, expenses, claims, damages or liabilities to which any of them may become subject under applicable laws (including, but not limited to, the Securities Act of 1933 or the Securities Exchange Act of 1934), and will reimburse each of them for any legal, accounting or other expenses reasonably incurred in connection with investigating or defending any such actions, whether or not resulting in liability, insofar as such losses, expenses, claims, damages or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of material fact supplied to SouthTrust by SBG or Northside Bank and contained in the Proxy Statement or any application for the approval of the transactions contemplated by this Agreement filed with any Regulatory Authority or arise out of or are based upon the omission or alleged omission to state therein a material fact necessary to make the statements therein, in light of the circumstances under which they were made not misleading.

                 (b) SouthTrust agrees to indemnify, defend and hold harmless SBG and its subsidiaries and each of their present and former officers, directors, employees and agents from and against all losses, expenses, claims, damages or liabilities to which any of them may become subject under applicable laws (including, but not limited to, the Securities Act of 1933 or the Securities Exchange Act of 1934), and will reimburse each of them for any legal, accounting or other expenses reasonably incurred in connection with investigating or defending any such actions, whether or not resulting in liability, insofar as such losses, expenses, claims, damages or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of material fact supplied by SouthTrust and contained in the Registration Statement, the Proxy Statement or any application for the approval of the transactions contemplated by this Agreement filed with any Regulatory Authority or arise out of or are based upon the omission by SouthTrust or alleged omission by SouthTrust to state therein a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                 (c) With respect to any claim made or action commenced within six (6) years after the Effective Time of the Merger, SouthTrust shall indemnify and hold harmless to the extent permitted by the provisions of the Articles of Incorporation and Bylaws of SBG and Northside Bank, each as in effect as of the date hereof, each director, officer, and employee of SBG and Northside Bank against any costs or expenses (including attorneys fees), judgments, fines, losses, threatened or completed action, suit, proceeding or investigation (whether civil, criminal, administrative or investigative) arising out of or pertaining to any action or omission by such director, officer or employee on or prior to the Effective Time of the Merger in his capacity as such, provided, however, that the aggregate amount of such indemnification shall not exceed $3,000,000, and that such indemnification shall be to the fullest extent permitted by applicable Georgia law.

                 (d) From and after the Effective Time of the Merger, the directors, officers and employees of SBG and Northside Bank who become or serve as directors, officers or employees of SouthTrust, ST-Bank or any affiliate of SouthTrust shall have indemnification rights having prospective application only, except as set forth in (c) above and except to the extent that (a) above is applicable. These prospective indemnification rights shall consist of such rights to which directors, officers and employees of subsidiaries or affiliates of SouthTrust would be entitled under the Certificate or Articles of Incorporation or Association and Bylaws of the particular subsidiary for which they are serving as directors, officers or employees, the Restated Certificate of Incorporation and Bylaws of SouthTrust, and such directors and officers liability insurance coverage policy as SouthTrust may then make available to directors, officers and employees of SouthTrust or any affiliate thereof.

         Section 6.5 Current Information. During the period from the date of this Agreement to the Effective Time of the Merger or the time of termination or abandonment hereunder, SouthTrust will cause one or more of its designated representatives to confer on a regular and frequent basis with SBG and to report with respect to the general status and the ongoing operations of SouthTrust.

         Section 6.6 Registration Statement. SouthTrust shall cause the Registration Statement to be filed and shall use its best efforts to cause such Registration Statement to be declared effective under the Securities Act of 1933, which Registration Statement, at the time it becomes effective, and at the Effective Time of the Merger, shall in all material respects conform to the requirements of the Securities Act of 1933 and the general rules and regulations of the SEC under the Securities Act of 1933. The Registration Statement shall include the form of Proxy Statement for the meeting of SBG's shareholders to be held for the purpose of having such shareholders vote upon the approval of this Agreement. SBG will furnish to SouthTrust the information required to be included in the Registration Statement with respect to its business and affairs before it is filed with the SEC and again before any amendments are filed. SouthTrust shall take all actions required to qualify or obtain exemptions from such qualifications for the SouthTrust Shares to be issued in connection with the transactions contemplated by this Agreement under applicable state blue sky securities laws, as appropriate.

         Section 6.7 Reservation of Shares. SouthTrust shall reserve for issuance such number of SouthTrust Shares as shall be necessary (i) to pay the holders of SBG Shares the consideration contemplated in this Agreement and (ii) to comply with the provisions of Section 2.2(b). If at any time the aggregate number of SouthTrust Shares remaining unissued (or in treasury) shall not be sufficient to meet such obligation, SouthTrust shall take all appropriate actions to increase the amount of its authorized common stock.

         Section 6.8 Consideration. SouthTrust shall issue the SouthTrust Shares to holders of SBG Shares and shall pay or cause to be paid to holders of SBG Shares all cash payments as and when the same shall be required to be issued and paid pursuant to this Agreement.

                                  ARTICLE VII

                          MUTUAL CONDITIONS TO CLOSING


         The obligations of SouthTrust and ST-Sub, on the one hand, and SBG, on the other hand, to consummate the transactions provided for herein shall be subject to the satisfaction of the following conditions, unless waived as hereinafter provided for:

         Section 7.1 Shareholder Approval. The Merger shall have been approved by the requisite vote of the shareholders of SBG and the sole shareholder of ST-Sub.

         Section 7.2 Regulatory Approvals. All necessary Consents of the Regulatory Authorities shall have been obtained and all notice and waiting periods required by law to pass after receipt of such Consents shall have passed, and all conditions to consummation of the Merger set forth in such Consents shall have been satisfied.

         Section 7.3 Litigation. There shall be no actual or threatened causes of action, investigations or proceedings (i) challenging the validity or legality of this Agreement or the consummation of the transactions contemplated by this Agreement, or (ii) seeking damages in connection with the transactions contemplated by this Agreement, or (iii) seeking to restrain or invalidate the transactions contemplated by this Agreement, which, in the case of (i) through
(iii), and in the reasonable judgment of either SouthTrust or SBG, based upon advice of counsel, would have a material adverse effect with respect to the interests of SouthTrust or SBG, as the case may be.

         Section 7.4 Proxy Statement and Registration Statement. The Registration Statement shall have been declared effective by the SEC, no stop order suspending the effectiveness of the Registration Statement shall have been issued, no action, suit, proceeding or investigation by the SEC to suspend the effectiveness of the Registration Statement shall have been initiated, and SouthTrust shall have received all state securities laws, or "Blue Sky" permits or other authorizations, or confirmations as to the availability of exemptions from registration requirements, as may be necessary to issue the SouthTrust Shares pursuant to the terms of this Agreement.



                                  ARTICLE VIII

             CONDITIONS TO THE OBLIGATIONS OF SOUTHTRUST AND ST-SUB


         The obligations of SouthTrust and ST-Sub to consummate the Merger are subject to the fulfillment of each of the following conditions, unless waived as hereinafter provided for:

         Section 8.1 Representations and Warranties. The representations and warranties of SBG set forth in this Agreement and in any certificate or document delivered pursuant hereto shall be true and correct in all material respects as of the date of this Agreement and as of all times up to and including the Effective Time of the Merger (as though made on and as of the Effective Time of the Merger except to the extent such representations and warranties are by their express provisions made as of a specified date and except for changes therein contemplated by this Agreement).

         Section 8.2 Performance of Obligations. SBG shall have performed all covenants, obligations and agreements required to be performed by it under this Agreement prior to the Effective Time of the Merger.

         Section 8.3 Certificate Representing Satisfaction of Conditions. SBG shall have delivered to SouthTrust and ST-Sub a certificate of SBG dated as of the Closing Date as to the satisfaction of the matters described in Sections
8.1 and 8.2 hereof, and such certificate shall be deemed to constitute additional representations, warranties, covenants, and agreements of SBG under
Article III of this Agreement.

         Section 8.4 Absence of Adverse Facts. No fact, event or condition exists or has occurred that, in the reasonable judgment of SouthTrust, (a) would have a material adverse effect on, or which may be foreseen to have a material adverse effect on, the Condition of SBG on a consolidated basis or the consummation of the transactions contemplated by this Agreement, or (b) would be of such significance with respect to the business or economic benefits expected to be obtained by SouthTrust pursuant to this Agreement as to render inadvisable the consummation of the transactions pursuant to this Agreement, provided, however, that any change in the last sales price of the SouthTrust Shares, as reported by Nasdaq, shall not be taken into account in determining whether any fact, event or condition described in this
Section 8.4(b) has occurred, (c) would be materially adverse to the interests of SouthTrust on a consolidated basis or (d) would render the Merger or the other transactions contemplated by this Agreement impractical because of any state of war, national emergency, banking moratorium or general suspension of trading on NASDAQ, the New York Stock Exchange, Inc. or other national securities exchange.

         Section 8.5 Opinion of Counsel. SouthTrust shall have received an opinion of counsel from Glass, McCullough, Sherrill & Harrold or other counsel to SBG acceptable to SouthTrust in substantially the form set forth in
Exhibit 8.5 hereof.

         Section 8.6 Consents Under Agreements. SBG shall have obtained the consent or approval of each person (other than the Consents of the Regulatory Authorities) whose consent or approval shall be required in order to permit the succession by the Surviving Corporation to any obligation, right or interest of SBG under any loan or credit agreement, note, mortgage, indenture, lease, license, or other agreement or instrument, except those for which failure to obtain such consents and approvals would not in the opinion of SouthTrust, individually or in the aggregate, have a material adverse effect on the Surviving Corporation or upon the consummation of the transactions contemplated by this Agreement.

         Section 8.7 Material Condition. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger by any Regulatory Authority which, in connection with the grant of any Consent by any Regulatory Authority, imposes, in the reasonable judgment of SouthTrust, any material adverse requirement upon SouthTrust or its subsidiaries, including, without limitation, any requirement that SouthTrust sell or dispose of any significant amount of the assets of SBG or any other banking or other subsidiary of SouthTrust, provided that, except for any such requirement relating to the above-described sale or disposition of any significant assets of SBG or any banking or other subsidiary of SouthTrust, no such term or condition imposed by any Regulatory Authority in connection with the grant of any Consent by any Regulatory Authority shall be deemed to be a material adverse requirement unless it materially differs from terms and conditions customarily imposed by any such entity in connection with the acquisition of banks and bank holding companies under similar circumstances.

         Section 8.8 Matters Relating to Employment Agreements. Except as described in Section 6.3(a) above, all employment agreements between SBG, Northside Bank, any of their respective subsidiaries and any executive or employee thereof shall be terminated in their entirety as of the Effective Time of the Merger, and at the election of SouthTrust, replacement employment agreements, which are satisfactory to SouthTrust and such employees, between each of such executives or employees and SouthTrust or the Surviving Corporation shall have been executed and delivered.

         Section 8.9 Acknowledgment of Option Conversion. Each holder of a SBG Option outstanding immediately prior to the Effective Time of the Merger shall have executed and delivered to SouthTrust such instruments as SouthTrust may deem necessary to evidence the assumption by SouthTrust of the SBG Options as contemplated in and provided for by Section 2.2 hereof.

         Section 8.10 Outstanding Shares of SBG. The total number of SBG Shares outstanding as of the Effective Time of the Merger and the total number of SBG Shares covered by any option, warrant, commitment, or other right or instrument to purchase or acquire any SBG Shares that are outstanding as of the Effective Time of the Merger, including any securities or rights convertible into or exchangeable for SBG Shares, shall not exceed 1,925,994 shares in the aggregate.

         Section 8.11 Dissenters. The holders of not more than five percent (5%) of the outstanding SBG Shares shall have elected to exercise their right to dissent from the Merger and demand payment in cash for the fair value of their shares.

         Section 8.12 Certification of Claims. SBG shall have delivered a certificate to SouthTrust that SBG is not aware of any pending or threatened claim under the directors and officers insurance policy or the fidelity bond coverage of SBG.

                                   ARTICLE IX

                        CONDITIONS TO OBLIGATIONS OF SBG


         The obligation of SBG to consummate the Merger as contemplated herein is subject to each of the following conditions, unless waived as hereinafter provided for:

         Section 9.1 Representations and Warranties. The representations and warranties of SouthTrust and ST-Sub contained in this Agreement or in any certificate or document delivered pursuant to the provisions hereof will be true and correct as of the date of this Agreement and as of all times up to and including the Effective Time of the Merger (as though made on and as of the Effective Time of the Merger).

         Section 9.2 Performance of Obligations. SouthTrust and ST-Sub shall have performed all covenants, obligations and agreements required to be performed by them and under this Agreement prior to the Effective Time of the Merger.

         Section 9.3 Certificate Representing Satisfaction of Conditions. SouthTrust and ST-Sub shall have delivered to SBG a certificate of SouthTrust and ST-Sub dated as of the Effective Time of the Merger as to the satisfaction of the matters described in Sections 9.1 and 9.2 hereof, and such certificate shall be deemed to constitute additional representations, warranties, covenants, and agreements of SouthTrust and ST-Sub under Article IV of this Agreement.

         Section 9.4 Absence of Adverse Facts. No fact, event or condition exists or has occurred that, in the reasonable judgment of SBG, (a) would have a material adverse effect on, or which may be foreseen to have a material adverse effect on, the Condition of SouthTrust or the consummation of the transactions contemplated by this Agreement, or (b) would render the Merger or the other transactions contemplated by this Agreement impractical because of any state of war, national emergency, banking moratorium, or a general suspension of trading on NASDAQ, the New York Stock Exchange, Inc. or other national securities exchange.

         Section 9.5 Consents Under Agreements. SouthTrust and ST-Sub shall have obtained the consent or approval of each person (other than the Consents of Regulatory Authorities) whose consent or approval shall be required in connection with the transactions contemplated hereby including under any loan or credit agreement, note, mortgage, indenture, lease, license or other agreement or instrument, except those for which failure to obtain such consents and approvals would not, in the opinion of SBG, individually or in the aggregate, have a material adverse effect upon the consummation of the transactions contemplated hereby.

         Section 9.6 Opinion of Counsel. SBG shall have received the opinion of Bradley, Arant, Rose & White, counsel to SouthTrust, dated the Effective Time of the Merger, to the effect set forth in Exhibit 9.6 hereof.

         Section 9.7 SouthTrust Shares. The SouthTrust Shares to be issued in connection herewith shall be duly authorized and validly issued and, fully paid and nonassessable, issued free of preemptive rights and free and clear of all liens and encumbrances created by or through SouthTrust.

         Section 9.8 Tax Opinion. SBG shall have received an opinion of Glass, McCullough, Sherrill & Harrold or SBG's independent public accountants, on or before the date on which the Proxy Statement of SBG is to be mailed to holders of SBG Shares, to the effect, among others, that the Merger will constitute a reorganization within the meaning of Section 368 of the Code and that no gain or loss will be recognized by the shareholders of SBG to the extent that they receive SouthTrust Shares in exchange for their SBG Shares in the Merger.

         Section 9.9 Price of SouthTrust Shares. The average last sale price of the SouthTrust Shares to be issued in connection herewith, as reported by NASDAQ for the twenty (20) trading days immediately preceding the Effective Time of the Merger and the last sales price as reported by Nasdaq for the last trading day immediately preceding the Effective Time of the Merger, shall not be less than $16.00 per SouthTrust Share, subject to appropriate adjustment for the events described in Section 2.1 above, unless SouthTrust, in its sole discretion, adjusts the Conversion Ratio so that the product of the Conversion Ratio times the lower of such average sales price or such sales price on the trading day immediately preceding the Effective Time of the Merger equals 8.441064.

         Section 9.10 Fairness Opinion. The Board of Directors of SBG shall have received an opinion, dated not more than five (5) business days prior to the date of the Proxy Statement of SBG to be mailed to the shareholders of SBG for purposes of considering and voting upon the Merger, from an investment banker or bank consultant acceptable to SBG that the consideration to be received by the shareholders of SBG in the Merger is fair to the shareholders of SBG from a financial point of view.


                                   ARTICLE X

                       TERMINATION, WAIVER AND AMENDMENT


         Section 10.1 Termination. This Agreement may be terminated and the Merger abandoned at any time prior to the Effective Time of the Merger:

                 (a) by the mutual consent in writing of SouthTrust and SBG; or

                 (b) by SouthTrust or SBG if the Merger shall not have occurred on or prior to September 30, 1995, provided that the failure to consummate the Merger on or before such date is not caused by any breach of any of the representations, warranties, covenants or other agreements contained herein by the party electing to terminate pursuant to this Section 10.1(b);

                 (c) by SouthTrust or SBG (provided that the terminating party is not then in breach of any representation, warranty, covenant or other agreement contained herein) in the event that any of the conditions precedent to the obligations of the nonterminating party to consummate the Merger cannot be satisfied or fulfilled;

                 (d) by SouthTrust if: (i) SouthTrust shall have determined that any fact, event or condition exists that, in the reasonable judgment of SouthTrust, (A) is materially at variance with any warranty or representation of SBG, Northside Bank or any of their respective subsidiaries set forth in the Agreement or is a material breach of any covenant or agreement of SBG, Northside Bank or any of their respective subsidiaries contained in the Agreement, (B) has a material adverse effect or can be reasonably foreseen to have a material adverse effect upon the Condition of SBG on a consolidated basis or upon the consummation of the transactions contemplated by the Agreement, (C) would be materially adverse to the interests of SouthTrust and ST-Sub on a consolidated basis, (D) would be of such significance with respect to the business or economic benefits expected to be obtained by SouthTrust under this Agreement so as to render inadvisable consummation of the transactions contemplated by the Agreement, provided, however, that any change in the last sales price of SouthTrust Shares, as reported by Nasdaq, shall not be deemed a fact, event or condition that gives rise to any right of termination under this Section 10.1(d)(i)(D), (E) renders the Merger or the other transactions contemplated by this Agreement impractical because of any state of war, national emergency, banking moratorium or general suspension of trading on NASDAQ, the New York Stock Exchange, Inc. or any other national securities exchange; or (ii) there shall be any litigation or threat of litigation (A) challenging the validity or legality of this Agreement or the consummation of the transactions contemplated by this Agreement, (B) seeking damages in connection with the consummation of the transactions contemplated by this Agreement or (C) seeking to restrain or invalidate the consummation of the transactions contemplated by this Agreement.

                 (e) by SBG if (i) SBG shall have determined that any fact, event or condition exists that, in the reasonable judgment of SBG, (A) is materially at variance with any warranty or representation of SouthTrust or ST-Sub contained in the Agreement or is a material breach of any covenant or agreement of SouthTrust of ST-Sub contained in the Agreement, (B) has a material adverse effect or can be reasonably seen to have a material adverse effect upon the consummation of the transactions contemplated by the Agreement,
(ii) there shall be any litigation or threat of litigation (A) challenging the validity or legality of this Agreement or the consummation of the transactions contemplated by this Agreement, (B) seeking damages in connection with the consummation of the transactions contemplated by this Agreement or (C) seeking to restrain or invalidate the consummation of transactions contemplated by this Agreement, or (iii) SBG shall have determined that any fact, event or condition exists that, in the judgment of SBG, would render the Merger and the other transactions contemplated by this Agreement impractical because of any state of war, national emergency, banking moratorium or general suspension of trading on NASDAQ, the New York Stock Exchange, Inc. or other national securities exchange.

         Section 10.2 Effect of Termination. In the event of the termination and abandonment of this Agreement as herein provided, it shall terminate as herein provided and become void, without liability on behalf of any party, and have no effect, except as otherwise provided herein.

         Section 10.3 Amendments. To the extent permitted by law, this Agreement may be amended by a subsequent writing signed by each of SouthTrust, ST-Sub and SBG.

         Section 10.4 Waivers. Subject to Section 11.10 hereof, prior to or at the Effective Time of the Merger, SouthTrust and ST-Sub, on the one hand, and SBG, on the other hand, shall have the right to waive any default in the performance of any term of this Agreement by the other, to waive or extend the time for the compliance or fulfillment by the other of any and all of the other's obligations under this Agreement and to waive any or all of the conditions to its obligations under this Agreement, except any condition, which, if not satisfied, would result in the violation of any law or any applicable governmental regulation.

         Section 10.5 Non-Survival of Representations and Warranties. No representations, warranties, covenants or agreements in this Agreement or in any instrument delivered by SouthTrust, ST-Sub or SBG shall survive the Effective Time of the Merger or the termination of this Agreement pursuant to
Section 10.1; provided, however, that the agreements set forth in Articles I and II, Sections 5.7, 6.3, 6.4 and 10.2 and Article XI shall not so terminate and shall not be so extinguished; provided further that any representation or warranty in any agreement, contract, report, opinion, undertaking or other document or instrument delivered hereunder in whole or in part by any person other than SouthTrust, ST-Sub, SBG or Northside Bank (or directors and officers thereof in their capacities as such) shall not so terminate and shall not be so extinguished; and provided further, that no representation or warranty of SouthTrust, ST-Sub, SBG or Northside Bank contained herein shall be deemed to be terminated or extinguished so as to deprive SouthTrust or ST-Sub, on the one hand, and SBG or Northside Bank, on the other hand, of any defense at law or in equity which any of them otherwise would have to any claim against them by any person, including, without limitation, any shareholder or former shareholder of either party. No representation or warranty in this Agreement shall be affected or deemed waived by reason of the fact that SouthTrust, ST-Sub, SBG or Northside Bank and/or its representatives knew or should have known that any such representation or warranty was, or is, inaccurate in any material respect.



                                   ARTICLE XI

                                 MISCELLANEOUS


         Section 11.1 Entire Agreement. This Agreement and the documents referred to herein contain the entire agreement among SouthTrust, ST-Sub and SBG with respect to the transactions contemplated hereunder and this Agreement supersedes all prior arrangements or understandings with respect thereto, whether written or oral, including that letter of intent between the parties dated December 14, 1994. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors. Nothing in this Agreement, expressed or implied, is intended to confer upon any person, firm, corporation or entity, other than the parties hereto and their respective successors, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

         Section 11.2 Notices. All notices or other communications which are required or permitted hereunder shall be in writing and sufficient if delivered personally or sent by first class or registered or certified mail, postage prepaid, telegram or telex or other facsimile transmission addressed as follows:

                 If to SBG:

                          P.O. Box 309
                          Roswell, Georgia  30077
                          11180 Alpharetta Highway, Roswell, Georgia
                          Attention:  Mr. E. Lamar Seals
                          Fax:  (404) 664-1637

                 with a copy to:

                          Glass, McCullough, Sherrill & Harrold
                          1409 Peachtree Street, N.E.
                          Atlanta, Georgia  30309
                          Attention:  T. Kennerly Carroll, Jr.
                          Fax:  (404) 885-6779

                 If to ST-Sub or SouthTrust, then to:

                          SouthTrust Corporation
                          420 North 20th Street
                          Birmingham, Alabama 35203
                          Attention:       Mr. Frederick W. Murray, Jr.
                          Fax (205) 254-5022

                 with a copy to:

                          Bradley, Arant, Rose & White
                          1400 Park Place Tower
                          2001 Park Place
                          Birmingham, Alabama 35203
                          Attention:       C. Larimore Whitaker, Esq.
                          Fax (205) 251-8611

                 All such notices or other communications shall be deemed to have been delivered (i) upon receipt when delivery is made by hand, (ii) on the third (3rd) business day after deposit in the United States mail when delivery is made by first class, registered or certified mail, and (iii) upon transmission when made by telegram, telex or other facsimile transmission if evidenced by a sender transmission completed confirmation.

         Section 11.3 Severability. If any term, provision, covenant or restriction contained in this Agreement is held by a court of competent jurisdiction or other competent authority to be invalid, void or unenforceable or against public or regulatory policy, the remainder of the terms, provisions, covenants and restrictions contained in this Agreement shall remain in full force and effect and in no way shall be affected, impaired or invalidated, if, but only if, pursuant to such remaining terms, provisions, covenants and restrictions the Merger may be consummated in substantially the same manner as set forth in this Agreement as of the later of the date this Agreement was executed or last amended.

         Section 11.4 Costs and Expenses. Expenses incurred by SBG on the one hand and SouthTrust on the other hand, in connection with or related to the authorization, preparation and execution of this Agreement, the solicitation of shareholder approval and all other matters related to the closing of the transactions contemplated hereby, including all fees and expenses of agents, representatives, counsel and accountants employed by either such party or its affiliates, shall be borne solely and entirely by the party which has incurred same.

         Section 11.5 Captions. The captions as to contents of particular articles, sections or paragraphs contained in this Agreement and the table of contents hereto are inserted only for convenience and are in no way to be construed as part of this Agreement or as a limitation on the scope of the particular articles, sections or paragraphs to which they refer.

         Section 11.6 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document with the same force and effect as though all parties had executed the same document.

         Section 11.7 Governing Law. This Agreement is made and shall be governed by and construed in accordance with the laws of the State of Georgia without respect to its conflicts of laws principles.

         Section 11.8 Persons Bound; No Assignment. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, distributees, and assigns, but notwithstanding the foregoing, this Agreement may not be assigned by any party hereto unless the prior written consent of the other parties is first obtained (other than by ST-Sub to another affiliate of SouthTrust).

         Section 11.9 Exhibits and Schedules. Each of the exhibits and schedules attached hereto is an integral part of this Agreement and shall be applicable as if set forth in full at the point in the Agreement where reference to it is made.

         Section 11.10 Waiver. The waiver by any party of the performance of any agreement, covenant, condition or warranty contained herein shall not invalidate this Agreement, nor shall it be considered a waiver of any other agreement, covenant, condition or warranty contained in this Agreement. A waiver by any party of the time for performing any act shall not be deemed a waiver of the time for performing any other act or an act required to be performed at a later time. The exercise of any remedy provided by law, equity or otherwise and the provisions in this Agreement for any remedy shall not exclude any other remedy unless it is expressly excluded. The waiver of any provision of this Agreement must be signed by the party or parties against whom enforcement of the waiver is sought. This Agreement and any exhibit, memorandum or schedule hereto or delivered in connection herewith may be amended only by a writing signed on behalf of each party hereto.

         Section 11.11 Construction of Terms. Whenever used in this Agreement, the singular number shall include the plural and the plural the singular. Pronouns of one gender shall include all genders. Accounting terms used and not otherwise defined in this Agreement have the meanings determined by, and all calculations with respect to accounting or financial matters unless otherwise provided for herein, shall be computed in accordance with generally accepted accounting principles, consistently applied. References herein to articles, sections, paragraphs, subparagraphs or the like shall refer to the corresponding articles, sections, paragraphs, subparagraphs or the like of this Agreement. The words "hereof", "herein", and terms of similar import shall refer to this entire Agreement. Unless the context clearly requires otherwise, the use of the terms "including", "included", "such as", or terms of similar meaning, shall not be construed to imply the exclusion of any other particular elements.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered, and their respective seals hereunto affixed, by their officers thereunto duly authorized, and have caused this Agreement to be dated as of the date and year first above written.



[CORPORATE SEAL]
                                                   SOUTHERN BANK GROUP, INC.

                                             By:       /s/ LAMAR SEALS
                                                -------------------------------
ATTEST                                             Its Chief Executive Officer


            /s/ O. LAWRENCE CANEN
- -------------------------------------------
               Its Secretary


[CORPORATE SEAL]
                                                   SOUTHTRUST OF GEORGIA, INC.


                                             By:       /s/ F. W. MURRAY JR.
                                                -------------------------------
ATTEST:                                                    Its President


             /s/ A. D. BARNARD
- -------------------------------------------
               Its Secretary


[CORPORATE SEAL]
                                                     SOUTHTRUST CORPORATION


                                             By:       /s/ F. W. MURRAY JR.
                                                -------------------------------
ATTEST:                                           Its Executive Vice President


             /s/ A. D. BARNARD
- -------------------------------------------
               Its Secretary

                          AGREEMENT AND PLAN OR MERGER
                         OF SOUTHTRUST OF GEORGIA, INC.
                         WITH SOUTHERN BANK GROUP, INC.

                               LIST OF SCHEDULES
            --------------------------------------------------------


Disclosure Schedule 3.2
Disclosure Schedule 3.4
Disclosure Schedule 3.5
Disclosure Schedule 3.7
Disclosure Schedule 3.10
Disclosure Schedule 3.11
Disclosure Schedule 3.12(a)
Disclosure Schedule 3.12(g),
Disclosure Schedule 3.13(a)
Disclosure Schedule 3.14(a)
Disclosure Schedule 3.14(b)
Disclosure Schedule 3.14(d)
Disclosure Schedule 3.16
Disclosure Schedule 3.20
Disclosure Schedule 3.22
Disclosure Schedule 3.23
Disclosure Schedule 4.4
Disclosure Schedule 4.7
Disclosure Schedule 4.14,
Disclosure Schedule 5.1(b)(vi)(A)
Disclosure Schedule 5.1(b)(vi)(B)
Disclosure Schedule 5.15