Form 10-Q/A
period 1995-03-31
SOUTHERN BANK GROUP INC
filed 1995-06-08
CIK 811098

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                 YES    X                          NO
                     -------                          -------

         Indicate the number of shares outstanding or each of the issuer's class of common stock, as of March 31, 1995.

                 Common Stock                      1,838,601

SOUTHERN BANK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(DOLLARS IN THOUSANDS)
- ------------------------------------------------------------------------------------------------------

                                                                               MARCH 31,  December 31,
                                                                               ---------  ------------
                                                                                 1995         1994
                                                                               ---------  ------------
ASSETS
  Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . .      $  3,601     $  3,983
  Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . . .         5,340        5,540
  Investment securities held to maturity, at cost (market value of
    $7,394 and $7,771 respectively) . . . . . . . . . . . . . . . . . . .         7,508        8,017
  Investment securities available for sale, at market   . . . . . . . . .        12,761       10,784
  Federal Home Loan Bank Stock, at cost . . . . . . . . . . . . . . . . .           314          314
  Loans, less allowance for loan losses of
    $1,031 and $1,028, respectively . . . . . . . . . . . . . . . . . . .        66,172       69,627
  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . .         4,146        4,247
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . .           412          414
  Accrued interest receivable and other assets  . . . . . . . . . . . . .         1,469        1,448
                                                                               --------     --------
           Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $101,723     $104,374
                                                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
    Demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,275     $ 15,461
    NOW accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,074       12,268
    Money market accounts   . . . . . . . . . . . . . . . . . . . . . . .        14,798       16,890
    Savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,938        4,674
    Time, $100,000 and over   . . . . . . . . . . . . . . . . . . . . . .         8,329       10,743
    Other time. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        32,320       29,969
                                                                               --------     --------
  Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        86,734       90,005

Accrued interest payable and other liabilities. . . . . . . . . . . . . .           692          474
                                                                               --------     --------
                Total liabilities . . . . . . . . . . . . . . . . . . . .        87,426       90,479
                                                                               --------     --------

Shareholders' equity:
Common stock, $1 par value; 10,000,000 shares authorized;
  1,838,601 shares issued and outstanding . . . . . . . . . . . . . . . .         1,839        1,839
Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,890       12,890
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .          (270)        (525)
Unrealized holding (loss) gain on investment securities available
  for sale, net of income tax effect. . . . . . . . . . . . . . . . . . .          (162)        (309)
                                                                               --------     --------
           Total shareholders' equity . . . . . . . . . . . . . . . . . .        14,297       13,895
                                                                               --------     --------
           Total liabilities and shareholders' equity . . . . . . . . . .      $101,723     $104,374
                                                                               ========     ========

The accompanying notes are an integral part of these consolidated balance sheets.





                                      (1)

SOUTHERN BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(DOLLARS IN THOUSANDS)
- ----------------------------------------------------------------------------------------------------------

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                                1995         1994
                                                                             ----------   ----------
Interest income:
  Interest and fees on loans. . . . . . . . . . . . . . . . . . . . . . .    $    1,765   $    1,511
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . .            58           20
  Investment securities held to maturity. . . . . . . . . . . . . . . . .           101          105
  Investment securities available for sale. . . . . . . . . . . . . . . .           195          126
                                                                             ----------   ----------
           Total interest income. . . . . . . . . . . . . . . . . . . . .         2,119        1,762
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           896          766
                                                                             ----------   ----------
Net interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,223          996
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . .            --            5
                                                                             ----------   ----------
Net interest income after provision for loan losses . . . . . . . . . . .         1,223          991
                                                                             ----------   ----------
Non-interest income:
  Service charges on deposit accounts . . . . . . . . . . . . . . . . . .           115          130
  Credit card processing fees . . . . . . . . . . . . . . . . . . . . . .            59           47
  Losses on sales of investment securities. . . . . . . . . . . . . . . .            --           (9)
  Gains on sales of loan participations . . . . . . . . . . . . . . . . .            --           15
  Mortgage brokerage fees . . . . . . . . . . . . . . . . . . . . . . . .             5            8
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18           21
                                                                             ----------   ----------
           Total non-interest income. . . . . . . . . . . . . . . . . . .           197          212
                                                                             ----------   ----------

Non-interest expense:
  Salaries and other personnel. . . . . . . . . . . . . . . . . . . . . .           489          478
  Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           187          212
  Postage and freight . . . . . . . . . . . . . . . . . . . . . . . . . .            29           30
  Office supplies,printing and stationery . . . . . . . . . . . . . . . .            15           21
  Data processing . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44           43
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . .            64           59
  Insurance and taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            79           81
  Other real estate . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6)           3
  Credit Card Processing. . . . . . . . . . . . . . . . . . . . . . . . .            46           36
  Other operating . . . . . . . . . . . . . . . . . . . . . . . . . . . .            86           78
                                                                             ----------   ----------
           Total non-interest expense . . . . . . . . . . . . . . . . . .         1,033        1,041
                                                                             ----------   ----------
Income before income taxes. . . . . . . . . . . . . . . . . . . . . . . .           387          162
Income tax provision. . . . . . . . . . . . . . . . . . . . . . . . . . .          (132)         (55)
                                                                             ----------   ----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      255   $      107
                                                                             ==========   ==========
Net income per share. . . . . . . . . . . . . . . . . . . . . . . . . . .    $     0.14   $     0.06
                                                                             ==========   ==========
Weighted average common shares
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,838,601    1,838,601
                                                                             ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.





                                      (2)

SOUTHERN BANK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------

                                                                                For the three months
                                                                               period ended March 31,
                                                                               ----------------------
                                                                                 1995          1994
                                                                               --------      --------
Net cash provided by operating activities                                       $   440      $   409
                                                                                -------      -------

Cash flows from investing activities:
  Purchase of investment securities held to maturity                                 --       (2,017)
  Purchase of investment securities available for sale                           (1,893)          (6)
  Proceeds from maturities and prepayments of
    investment securities held to maturity                                          504           --
  Proceeds from maturities and prepayments of
    investment securities available for sale                                        148          427
  Net decrease (increase) in loans                                                3,490       (1,271)
  Proceeds from sales of other real estate                                            2           27
  Capital expenditures                                                               (2)        (163)
                                                                                -------      -------
    Net cash provided by (used in) investing activities                           2,249       (3,003)
                                                                                -------      -------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                            (3,271)         761
                                                                                -------      -------
    Net cash (used in) provided by financing activities                          (3,271)         761
                                                                                -------      -------

Net decrease in cash and cash equivalents                                          (582)      (1,833)

Cash and cash equivalents at the beginning of the period                          9,523       11,018
                                                                                -------      -------

Cash and cash equivalents at the end of the period                              $ 8,941      $ 9,185
                                                                                =======      =======

Supplemental disclosure of cash flow information:
  Cash paid during the period:

    Income taxes                                                                $   100      $    --
                                                                                =======      =======

    Interest                                                                    $   895      $   842
                                                                                =======      =======

Supplemental disclosure of non-cash investing and financing activities

Transfer of loans to other real estate                                          $    --      $    --
                                                                                =======      =======

Loan financing of sales of other real estate                                    $    --      $    33
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


OVERVIEW

         The Company reported net income of $255 and $107 for the quarter ended March 31, 1995 and 1994, respectively. In general the improvement in the Company's net income can be attributed to (1) an improving net interest margin and (2) a reduction in non-interest expense.

         Net interest income before a provision for loan losses for the first three months of 1995 was up $227 or 23% from the same period in 1994. The improvement relates to a rising interest rate environment which positively impacted the Company's net interest margin on earning assets. (For further discussion see the NET INTEREST INCOME section)

         Return on average equity was 7.37% for the period ended March 31, 1995 compared to 3.19% for the same period in 1994. Return on average assets was 1.00% and .42% for the three months ended March 31, 1995 and 1994, respectively.





                                      (4)

PROVISION FOR LOAN LOSSES

         The Company did not make a provision for loan losses during the first quarter of 1995 as the Bank reflected net recoveries of $3 and there was a $3,455 decrease in the size of the loan portfolio. The Company did make a provision for loan losses of $5 for the quarter ended March 31, 1994 as the Bank experienced an increase in the credit card portfolio. See further discussion in the ASSET QUALITY section. The allowance for loan losses as a percentage of total loans was 1.53% and 1.42% at March 31, 1995 and 1994, respectively.

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

NON-INTEREST EXPENSE

         Non-interest expenses were $1,033 and $1,041 for the quarter ended March 31, 1995 and 1994, respectively.

         Salary expense for the quarter ended March 31, 1995 was $489 compared to salary expense of $478 for the same period in 1994. Actual salary expense for the quarter ended March 31, 1995, decreased $70 due to a reduction in full-time equivalent employees ("FTE"). At March 31, 1994, the Company had 64 FTE employees compared to 56 at March 31, 1995. Some of the reduction (2 FTEs) can be attributed to a revision in the Company's management structure with remainder attributed to staff vacancies created by normal attrition. Management has elected not replace certain positions in anticipation of the proposed sale of the Company. See PROPOSED SALE OF COMPANY section. Although actual salary expense decreased, total personnel expenses increased due to the accrual of $81 in bonuses to be paid to certain employees in connection with the pending sale of the Company.





                                      (5)

         There was no provision made during the first quarter of 1995 and management has concluded through the actions described above that the level of the allowance is adequate to meet any specific or unforeseen loan losses that may occur. Bank management is committed to the maintenance of an adequate allowance.


AN ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:

                                                                                MARCH 31,    March 31,
                                                                                  1995         1994
                                                                                --------     --------
Balance at beginning of year                                                     $1,028       $1,016
Charge-offs:
  Commercial, financial and agricultural. . . . . . . . . . . . . . . . .            73            3
  Real estate - construction and land
    development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            1
  Real estate - mortgage. . . . . . . . . . . . . . . . . . . . . . . . .            17           27
  Installment loans to individuals. . . . . . . . . . . . . . . . . . . .            31            4
                                                                                 ------       ------
                                                                                    121           35
Recoveries:
  Commercial, financial and agricultural. . . . . . . . . . . . . . . . .            99           22
  Real estate - construction and land
    development . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --           --
  Real estate - mortgage. . . . . . . . . . . . . . . . . . . . . . . . .            23           --
  Installment loans to individuals. . . . . . . . . . . . . . . . . . . .             2           23
                                                                                 ------       ------
                                                                                    124           45

Net recoveries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3           10
Additions charged to operations . . . . . . . . . . . . . . . . . . . . .            --            5
                                                                                 ------       ------

Balance at end of period. . . . . . . . . . . . . . . . . . . . . . . . .        $1,031       $1,031
                                                                                 ======       ======

Ratio of net recoveries to average loans
  outstanding during the period . . . . . . . . . . . . . . . . . . . . .          .004%         .14%
                                                                                 ======       ======

Ratio of allowance for loan losses to loans
  at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1.53%        1.42%
                                                                                 ======       ======

         Net recoveries of $3 were credited to the allowance during the first quarter of 1995 versus net recoveries of $10 for the same period in 1994.

AN ANALYSIS OF NON-ACCRUAL LOANS:

                                                                      MARCH 31,          December 31,
                                                                        1995       %        1994          %
                                                                      --------    ---    -----------     ---
Commercial, financial and
  agricultural. . . . . . . . . . . . . . . . . . . . . . . . .        $ 516       77%      $ 278         48%
Real estate - construction and
  land development. . . . . . . . . . . . . . . . . . . . . . .           --       --          --         --
Real estate - mortgage. . . . . . . . . . . . . . . . . . . . .          132       20         326         40
Installment and other consumer. . . . . . . . . . . . . . . . .           19        3          45         12
                                                                       -----      ---       -----        ---
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 667      100%      $ 649        100%
                                                                       =====      ===       =====        ===





                                      (6)

CAPITAL RESOURCES

         At March 31, 1995, consolidated shareholders' equity was $14,297 compared with $13,895 at December 31, 1994. Average shareholders' equity as a percentage of average assets was 14% for the quarter ended March 31, 1995 versus 13% for the year ended December 31, 1994. Management believes present capital levels are adequate to support the Bank's operating activities.

         The Company and the Bank are subject to capital requirements of the Georgia Department of Banking and Finance and the FDIC. The FDIC has established minimum capital ratios ("leverage ratio") of tier one capital (as defined) to total average assets of 4.00%. At March 31, 1995, the Bank's leverage ratio was 11.21%.

         The FDIC and Federal Reserve Bank (the "FRB") have adopted final risk-based capital guidelines for banks and bank holding companies. Under these guidelines as of December 31, 1992, the Company and the Bank are expected to meet a minimum ratio of total capital to risk-weighted assets of 8.00% (of which at least 4.00% must consist of Tier 1 Capital, as defined).

         The following table sets forth information with respect to the Company's capital ratios at March 31, 1995 when compared with existing leverage and risk-based ratios.



                                                                                   MARCH 31, 1995
                                                                                --------------------
                                                                                COMPANY
                                                                                 AMOUNT        RATIO
                                                                                --------------------
      RISK BASED CAPITAL RATIOS:
         Tier 1 Capital . . . . . . . . . . . . . . . . . . . . . . . . .       $14,157       18.79%
         Tier 1 Capital, Minimum Requirement. . . . . . . . . . . . . . .         3,014        4.00%
                                                                                --------------------
           Excess . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $11,143       14.79%
                                                                                ====================

         Total Capital. . . . . . . . . . . . . . . . . . . . . . . . . .       $15,099       20.04%
         Total Capital, Minimum Requirement . . . . . . . . . . . . . . .         6,028        8.00%
                                                                                --------------------
           Excess . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 9,071       12.04%
                                                                                ====================

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





                                      (7)

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHERN BANK GROUP, INC.

Date:   June 7, 1995                    By:     /s/ Dana F. Ponder
                                                ------------------
                                                Dana F. Ponder
                                                Principal Accounting Officer
                                                (Duly Authorized Officer)

Date:   June 7, 1995                    By:     /s/ Dana F. Ponder
                                                ------------------
                                                Dana F. Ponder
                                                Principal Accounting Officer

                                EXHIBIT INDEX


Exhibit
Number               Description
- -------              -----------


27                   Financial Data Schedule (for SEC use only)